Form 10-Q
period 1995-03-31
TWENTIETH BANCORP INC
filed 1995-05-11
CIK 724098

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       --------------------

                             FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1995, or

/ /  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from          to

                      ------------------------

                   COMMISSION FILE NUMBER 2-71332

                      -------------------------

                       TWENTIETH BANCORP, INC.
      (Exact name of registrant as specified in its charter)

                           WEST VIRGINIA
                 (State or other jurisdiction of
                  incorporation or organization)

                         1900 THIRD AVENUE
                     HUNTINGTON, WEST VIRGINIA
            (Address of principal executive offices)
                           55-0634729
              (IRS Employer Identification Number)

                           25703-0527
                           (Zip code)

                         (304) 526-6200
        (Registrant's telephone number, including area code)

                         NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes X                 No
The number of shares outstanding of each of the issuer's classes of common stock was 600,000 shares of common stock, par value
$2.50, outstanding as of March 31, 1995.

FINANCIAL STATEMENTS
                          TWENTIETH BANCORP, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                MARCH 31,         DECEMBER 31,
                                            1995        1994          1994
 ASSETS
Cash and Due from Banks               $ 12,792,140  $ 11,578,808  $ 15,323,903
Federal Funds Sold and Securities
  Purchased under Reverse Repurchase
  Agreements                               750,000     3,800,000            --
Investment Securities
  Held to Maturity - Fair Value of
  $40,336,423 at March 31, 1995,
  $52,524,083 at March 31, 1994, and
  $41,195,96 at December 31, 1994        40,204,775    51,654,671    41,522,115
  Available for Sale                     40,370,283    43,610,773    40,593,569
                                        -----------   -----------   -----------
     Total Investment Securities         80,575,058    95,265,444    82,115,684
                                        -----------   -----------   -----------
Loans, net of unearned discount         200,239,305   181,598,119   205,296,460
  Less:  Allowance for loan losses        2,000,000     1,675,000     1,825,000
                                        -----------   -----------   -----------
     Net Loans                          198,239,305   179,923,119   203,471,460
                                        -----------   -----------   -----------
Bank Premises and Equipment               6,811,257     6,938,121     6,860,818
Other Assets                              4,802,202     4,125,226     4,899,081
                                        -----------   -----------   -----------
     Total                             $303,969,962  $301,630,718  $312,670,946
                                       ============  ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-Bearing                 39,979,372    34,680,975    45,481,873
     Interest-Bearing Demand             47,377,233    50,967,582    51,613,982
     Savings                             88,902,882   112,572,420    97,042,562
     Time                                91,789,804    72,499,532    84,925,338
                                        -----------   -----------   -----------
     Total Deposits                     268,049,291   270,720,509   279,063,755
Federal Funds Purchased and Securities
  Sold under Repurchase Agreements        3,045,000       520,000     3,225,000
Long Term Debt                              145,879       158,042       148,988
Other Liabilities                         1,831,974     1,303,800       923,634
                                        -----------   -----------   -----------
     Total Liabilities                  273,072,144   272,702,351   283,361,377
                                        -----------   -----------   -----------
SHAREHOLDERS' EQUITY
  Common Stock, $2.50 par value;
    600,000 shares authorized,
    issued, and outstanding               1,500,000     1,500,000     1,500,000
  Surplus                                 7,500,000     7,500,000     7,500,000
  Retained Earnings                      22,462,008    20,141,318    21,559,410
  Net Unrealized Gains (Losses) on
    Investment Securities -
    Available for Sale                     (564,190)     (212,951)   (1,249,841)
                                        -----------   -----------   -----------
     Total Shareholders' Equity          30,897,818    28,928,367    29,309,569
                                        -----------   -----------   -----------
          TOTAL                        $303,969,962  $301,630,718  $312,670,946
                                       ============  ============  ============

                            TWENTIETH BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                                MARCH 31,
                                                           1995          1994
INTEREST INCOME
Interest and Fees on Loans                            $4,456,539    $3,366,460
Interest on Securities:
     Taxable                                           1,149,320     1,263,748
     Tax Exempt                                           78,976       137,532
Other Interest Income:
     Federal Funds Sold and Repurchase Agreements         40,890        55,282
                                                       ---------     ---------
     TOTAL INTEREST INCOME                             5,725,725     4,823,022
                                                       ---------     ---------

INTEREST EXPENSE
Interest on Deposits                                   1,956,863     1,694,687
Interest on Federal Funds Purchased and
  Securities Sold under Repurchase Agreements             52,183         3,277
Interest on Funds Borrowed                                 2,204         1,595
                                                       ---------     ---------
     TOTAL INTEREST EXPENSE                            2,011,250     1,699,559
                                                       ---------     ---------
Net Interest Income                                    3,714,475     3,123,463
Provision for Loan Losses                                290,003        69,346
                                                       ---------     ---------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                         3,424,472     3,054,117
OTHER INCOME
Trust Department Fees                                    129,077       101,297
Service Charges                                          191,065       180,456
Securities Gains (Losses)                                     xx            xx
Other                                                    118,925       127,732
                                                       ---------     ---------
     TOTAL OTHER INCOME                                  439,067       409,485
                                                       ---------     ---------
OTHER EXPENSE
Salaries and Employee Benefits                         1,105,804     1,024,951
Occupancy and Equipment Expense                          265,153       237,868
Other Operating Expense                                  957,953       905,011
                                                       ---------     ---------
     TOTAL OTHER EXPENSE                               2,328,910     2,167,830
                                                       ---------     ---------
Income Before Income Taxes                             1,534,629     1,295,772
Applicable Income Taxes                                  632,031       459,885
                                                       ---------     ---------
     NET INCOME                                       $  902,598    $  835,887
                                                       =========     =========
Net Income Per Share                                        1.50          1.39
                                                            ====          ====

                      TWENTIETH BANCORP, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

COMMON STOCK Shares outstanding were 600,000 March 1994 and March 1995
                                                            Net
                                               Retained  Unrealized
                           Amount    Surplus   Earnings  Gain (Loss)   Total

Balance, December
31, 1993             $1,500,000 $7,500,000 $19,305,431         xx   $28,305,431
Net Income                                     835,887                  835,887
Dividends paid                                      xx                       xx
Net Unrealized Gains
(Losses) on Invest-
 ment Securities -
 Available for Sale                                       (212,951)    (212,951)
Treasury shares:
 Acquired                                       (4,750)                  (4,750)
 Sold                                            4,750                    4,750
                      ---------  ---------  ----------  ----------   ----------
Balance, March
31, 1994             $1,500,000 $7,500,000 $20,141,318 $(  212,951) $28,928,367
                     ========== ========== =========== ============ ===========


Balance, December
31, 1994             $1,500,000 $7,500,000 $21,559,410 $(1,249,841) $29,309,569
Net Income                                     902,598                  902,598
Dividends paid                                      xx                       xx
Net Unrealized Gains
(Losses) on Invest-
 ment Securities -
 Available for Sale                                        685,651      685,651
Treasury shares:
 Acquired                                      (31,080)                 (31,080)
 Sold                                           31,080                   31,080
                      ---------  ---------  ----------  ----------   ----------
Balance, March
31, 1995             $1,500,000 $7,500,000 $22,462,008 $(  564,190) $30,897,818
                     ========== ========== =========== ===========  ===========

                            TWENTIETH BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                        1995           1994

Cash flows from operating activities:
Interest received                                   $ 5,831,833    $ 5,228,859
Fees, commissions and other income                      404,563        390,156
Bad debt recoveries                                      59,985         60,896
Interest paid                                        (1,827,720)    (1,700,233)
Cash paid for operating expenses                     (2,309,511)    (2,195,976)
Income tax paid                                              xx             xx
                                                     ----------     ----------
Net cash provided by operating activities           $ 2,159,150    $ 1,783,702

Cash flows from investing activities:
Purchase of securities to be held to maturity                --     (3,066,563)
Proceeds from maturities and early call of
 securities to be held to maturity                    1,200,000      5,100,000
Purchase of securities available for sale                    --             --
Proceeds from sales of securities
 available for sale                                          --             --
Proceeds from maturities and early call of
 securities to be held to maturity                    1,244,090      1,745,225
Purchases of term federal funds and banker's
 acceptances held                                            --             --
Proceeds from term federal funds and banker's
 acceptances matured                                         --             --
Net decrease (increase) in loans                      4,874,180        122,941
Capital expenditures                                   ( 73,860)      (263,422)
Proceeds from sale of premises and equipment                 --             --
Proceeds from sale of other real estate                  12,250             xx
                                                     ----------     ----------
Net cash provided by investing activities             7,256,660      3,638,181
                                                     ----------     ----------
Cash flows from financing activities:
Net increase (decrease) in demand deposits,
 interest bearing demand deposits and savings       (17,878,928)    (6,912,266)
Net increase (decrease) in certificates of
 deposit, individual retirement accounts,
 and other time deposits                              6,864,465      1,249,547
Net increase (decrease) in federal funds
 purchased and securities sold under
 repurchase agreements                               (  180,000)    (2,125,000)
Proceeds from borrowed funds                                 --        160,000
Repayment of borrowed funds                           (   3,110)    (    1,958)
Payment of dividends                                         xx             xx
Purchase of treasury stock                            (  31,080)    (    4,750)
Proceeds from sale of treasury stock                     31,080          4,750
                                                     ----------     ----------
Net cash provided by (used in)
 financing activities                               (11,197,573)    (7,629,677)
                                                     ----------     ----------
Net increase (decrease) in cash and cash
 equivalents                                         (1,781,763)    (2,207,794)

Cash and cash equivalents at beginning of year       15,323,903     17,586,602
                                                     ----------     ----------
Cash and cash equivalents at end of quarter         $13,542,140    $15,378,808
                                                    ===========    ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                          $   902,598    $   835,887
                                                      ---------      ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                            123,421        106,921
Amortization and accretions                             170,234        319,879
Provision for bad debts                                 349,988        130,242
Provision for deferred income taxes                       1,125          8,175
Gain on maturities of securities held to maturity            --             --
Loss on sale of securities available for sale                --             --
Loss on sale of other real estate
 and fixed assets-net                                        --             --
Decrease (increase) in other assets                    (237,633)      ( 95,851)
Decrease (increase) in accrued income                  ( 71,784)        93,474
Increase (decrease) in accrued expenses                 106,765       ( 67,062)
Increase (decrease) in income taxes payable             630,906        451,710
Increase (decrease) in reserve for interest             183,530       (    673)
                                                      ---------       --------
                                                      1,256,552        946,815
                                                      ---------       --------
                                                    $ 2,159,150    $ 1,782,702
                                                    ===========    ===========

<F1>
Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, food coupons and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         TWENTIETH BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report.

NOTE 2.  INVESTMENT SECURITIES

On January 1, 1994, Twentieth Bancorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires Investment Securities to be classified as either Held to Maturity or Available for Sale. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value.

                           SECURITIES - HELD TO MATURITY
                                  March 31, 1995

                                                 Gross      Gross
                                 Amortized  Unrealized  Unrealized      Fair
                                      Cost      Gains      Losses      Value

U. S. Treasury Securities       36,278,629          --    171,229   36,107,400
State and Political
 Subdivision Securities          3,826,146     302,877         --    4,129,023
Other Securities - Debt            100,000          --         --      100,000
                                ----------     -------    -------   ----------
Total                          $40,204,775    $302,877   $171,229  $40,336,423
                               ===========    ========   ========  ===========


                                  March 31, 1994

U. S. Treasury Securities       44,942,971     363,049         --   45,306,020
States and Political
 Subdivision Securities          6,611,700     506,363         --    7,118,063
Other Securities - Debt            100,000          --         --      100,000
                                ----------     -------    -------   ----------
Total                          $51,654,671    $869,412   $     --  $52,524,083
                               ===========    ========   ========  ===========

                          SECURITIES - AVAILABLE FOR SALE
                                  March 31, 1995

                                                Gross      Gross
                                  Amortized  Unrealized  Unrealized      Fair
                                       Cost      Gains      Losses      Value

U. S. Treasury Securities       16,521,256          --    240,816   16,280,440
Federal Agency Securities       24,634,550          --    614,017   24,020,533
Other Securities - Equity           69,310          --         --       69,310
                                ----------     -------    -------   ----------
Total                          $41,225,116    $     --   $854,833  $40,370,283
                               ===========    ========   ========  ===========

                                  March 31, 1994

U. S. Treasury Securities       15,722,175          --    347,795   15,374,380
Federal Agency Securities       28,186,251      25,142         --   28,211,393
Other Securities - Equity           25,000          --         --       25,000
                                ----------     -------    -------   ----------
Total                          $43,933,426     $25,142   $347,795  $43,610,773
                               ===========     =======   ========  ===========

NOTE 3.  LOANS

On January 1, 1995, Twentieth Bancorp adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which was amended in October 1994 through the issuance of SFAS No. 118. SFAS No. 114, as amended requires that impaired loans within the scope of the statements be measured and reported on the basis of the present value of expected cash flows discounted at the loan's, or aggregate loans, effective interest rate or at the fair value of the loan's collateral if the loan is deemed "collateral dependent". The Twentieth Bancorp has elected to aggregate their impaired loans with common risk characteristics into three categories: commercial; real estate; and installment/consumer.
The Bancorp will utilize historical statistics such as average amount, charge off amount and period of collection along with a composit effective interest rate as a means of measuring those loans impaired. Impaired loans are loans which, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

A summary of the major classifications of impaired loans at March 31, 1995 are as follows:

                             Investment       Present       Allowance
                              In Loans         Value        For Credit
                                                              Losses
Commercial                  $1,768,000       $1,115,000     $  653,000
Real Estate                    135,000           91,000         44,000
Installment and Consumer     1,404,000          973,000        431,000
                             ---------        ---------       --------
   Total                    $3,307,000       $2,179,000     $1,128,000
                            ==========       ==========     ==========

Change in the allowance for credit losses is as follows:

Balance, January 1, 1995                                    $       --
Effect of adoption of
 SFAS 114                                                      808,000
Charge offs                                                   (175,000)
Recoveries                                                      60,000
Provision to operations                                        435,000
                                                              --------
Balance, March 31, 1995                                     $1,128,000
                                                            ==========
* The provision for credit losses is included in the allowance for loan losses at March 31, 1995.

                             TWENTIETH BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

PERFORMANCE SUMMARY

Twentieth Bancorp, Inc. net income for the three months ended March 31, 1995 was $902,598 or $1.50 per share, based on 599,964 average shares outstanding at the end of the period. This compares to $835,887 or $1.39 per share for the same period of 1994 based on 600,000 average shares outstanding.

First quarter comparisons of total assets and net income were positive.
Net income increased $66,711 or 7.98% for three months ended March 31, 1995. Total interest income increased $902,703 or 18.72%, and interest expense increased $311,691 or 18.34% from the same period last year.

Total assets increased $2,339,244 or .78% for the comparative quarterly periods. Total deposits were down $2,671,218 or .99% for the comparative quarterly periods and down $11,014,464 or 3.95% for March 31, 1995 compared to December 31, 1994.

The average quarterly volume of time deposits increased $18,399,586 from March 1994 while the average quarterly volume of savings deposits decreased $23,933,880 for the same period. The decrease in the amortized cost of investment securities of $14,158,914 was primarily the result of reinvesting in the loan protfolio. Although a quarter to quarter comparison indicates that loan volume is up $18,641,186, loans in the first quarter reflected the effects of the Federal Reserve's tightening efforts as loans declined $5,057,155 since year end 1994. For the balance of 1995, deposits and loans should stabilize.

NET INTEREST INCOME AND INTEREST MARGIN

The schedule, Comparative Operation Data, shows that Twentieth Bancorp's net interest income on a fully tax-equivalent basis increased by $568,468 to $3,762,759 for the first quarter of 1995 as compared to $3,194,291 earned during the same period in 1994. The net interest margin increased to 5.34% for the first quarter of 1995 as compared to 4.52% for the first quarter of 1994. Gross earning assets yield increased to 8.20% from 6.96% for the first quarter of 1995 over the comparable period for 1994. Yields paid on interest bearing liabilities increased to 3.49% for the first quarter of 1995 as compared to 2.91% for the same period in 1994.

Average total earning assets decreased to a balance of $285,843,908 for the first quarter of 1995 as compared to a balance of $286,353,644 for the same period in 1994. Average total interest bearing liabilities decreased to a balance of $234,458,465 for the first quarter of 1995 as compared to $238,866,144 for the same period in 1994.

PROVISION FOR LOAN LOSSES

Twentieth Bancorp provides as an expense an amount which reflects expected credit losses and is called the provision for loan losses, and is based on management's evaluation of the loan portfolio. The provision for loan losses was $290,003 for the three months ended March 31, 1995. This amount included a $175,000 increase to Allowance for Loan Losses on the Consolidated Balance Sheets. For the same period of 1994 the provision was $69,346.

NON-PERFORMING ASSETS

Total non-performing assets on March 31, 1995 were $2.393 million compared to $978 thousand on March 31, 1994. Total non-performing loans were $2.145 million on March 31, 1995 compared to $945 thousand on March 31, 1994. Total non-performing assets as a percent of total loans was 1.19% compared to .54% for the three months ended March 1995 and 1994, respectively. Other real estate owned increased to $248 thousand as of March 31, 1995 from $33 thousand on March 31, 1994. The closing of the Alum Creek Branch in 1994 accounts for $200 thousand placed in Other real estate owned.

OTHER INCOME AND EXPENSES

Total other income, excluding securities transactions, increased 7.22% from the first quarter of 1994 to the first quarter of 1995. Trust Department income increased $27,780. Service charges increased $10,608 in the first quarter of 1995. Other operating expense increased $52,942. Control of other expense accounts and attention to market driven deposit rates portend positive results for 1995.

APPLICABLE INCOME TAXES

The applicable income tax for the three months ended March 31, 1995 represents $630,906 in current and $1,125 in deferred taxes as compared to $451,710 in current and $8,175 in deferred for the same period in 1994. The effective tax rate on income before taxes increased 5.69% to 41.18% in 1995 from 35.49% in 1994. This increase is attributable primarily to the decrease in tax exempt income on investment securities.

LIQUIDITY

As of March 31, 1995, the Bancorp's cash and cash equivalents totaled $13,542,140 compared to $15,323,903 on December 31, 1994. Bancorp's securities portfolio includes $67,268,562 in unencumbered value that could have been converted to cash at March 31, 1995. The Financial Accounting Standards Board has issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement, which is effective for fiscal years beginning after December 15, 1993, addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values. Held to maturity securities which Bancorp has the positive intent and ability to hold to maturity continue to be accounted for at amortized cost. Available for sale securities held by Bancorp are reported as fair value with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity, net of related tax effect. The Twentieth Bancorp's adoption of SFAS 115 effected the March 31, 1995 and 1994 consolidated balance sheets by the recording of net unrealized losses totalling $854,833 and $322,653 against their respective carrying value of investment securities Available for Sale. Also, total shareholders' equity was reduced by $564,190 and $212,951 for March 31, 1995 and 1994 after recording the resulting tax benefits of $290,643 and $109,702.

SHAREHOLDERS' EQUITY

On March 31, 1995, total shareholders' equity was $30,897,818 compared to $28,928,367 on March 31, 1994. This increase of $1,969,451 or 6.81% was primarily due to an increase in profits retained. With the adoption of SFAS 115 a reduction of shareholders' equity resulted with Net Unrealized Losses on Investment Securities of $564,190 and $212,951, respectively, which represents the net unrealized loss (after tax effect) of the available for sale securities for the quarters ended March 31, 1995 and 1994. On March 31, 1995 and 1994 there were no shares being held in treasury.

                        TWENTIETH BANCORP, INC.
                  CONSOLIDATED AVERAGE BALANCE SHEET
                     AND INTEREST MARGIN ANALYSIS
                   Three Months Ended March 31, 1995

                                                      Interest  Average
                                           Average     Income/   Yields/
ASSETS                                     Balances    Expense    Rates
Earning Assets:
Loans:
Commercial *                             $ 76,102,975  $1,788,748   9.53%
Real Estate                                47,473,892     965,735   8.25%
Installment                                78,332,602   1,714,655   8.88%
                                          -----------   ---------
Total Loans                               201,909,469   4,469,138   8.98%
                                          -----------   ---------
Taxable                                    77,137,471   1,149,320   6.04%
Tax Exempt *                                3,941,969     119,661  12.31%
                                          -----------   ---------
Total Securities                           81,079,440   1,268,981   6.35%
                                          -----------   ---------
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell                       2,854,999      40,890   5.81%
                                          -----------   ---------
Total Earning Assets                      285,843,908   5,779,009   8.20%
                                          -----------   ---------
Non-Earning Assets:
Cash and Due From Banks                    10,254,357
Premises & Equipment, net                   6,839,639
Other Assets                                4,669,716
Reserve for Loan Losses                    (1,917,357)
                                          -----------
Total Non-earning Assets                   19,846,355
                                          -----------
TOTAL ASSETS                              305,690,263
                                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
  Savings Deposits                        104,569,888     752,659   2.92%
  Demand Deposits                          36,179,083     211,701   2.37%
  Time Deposits                            89,758,725     997,368   4.51%
  Purchased Funds                           3,803,827      52,312   5.58%
  Long-Term debt                              146,942       2,210   6.10%
                                          -----------   ---------   ----
Total Interest Bearing*                   234,458,465   2,016,250   3.49%
                                          -----------   ---------
Non-Interest Bearing
Liabilities & Capital:
 Demand Deposits                           39,485,592
 Accrued Expenses & Other                   1,673,545
 Capital                                   30,072,661
                                          -----------
Total Non-Interest Bearing                 71,231,798
                                          -----------
TOTAL LIABILITIES & CAPITAL               305,690,263
                                          ===========
NET INTEREST INCOME/MARGIN                              3,762,759   5.34%
                                                        =========   ====

<F1>
*Computed on a Fully Tax-Equivalent Basis Assuming a Tax Rate of 34%

                 Three Months Ended March 31, 1994

                                          Interest    Average
                                          Average     Income/   Yields/
ASSETS                                    Balances    Expense    Rates
Earning Assets:
Loans:
Commercial *                           $ 70,783,149  $1,301,561   7.46%
Real Estate                              58,409,608     963,416   6.69%
Installment                              51,800,993   1,118,412   8.76%
                                        -----------   ---------
                                        180,993,750   3,383,389   7.58%
                                        -----------   ---------
Taxable                                  91,296,385   1,263,748   5.61%
Tax Exempt *                              6,674,343     208,381  12.66%
                                         ----------   ---------
Total Securities                         97,970,728   1,472,129   6.09%
                                         ----------   ---------
Fed funds sold
and securities
Purchased under
agreements
to Resell                                 7,389,166      55,282   3.03%
                                        -----------   ---------
 Total Earning Assets                   286,353,644   4,910,800   6.96%
                                        -----------   ---------
Non-Earning Assets:
Cash and Due From Banks                   9,413,972
Premises & Equipment, net                 6,928,954
Other Assets                              3,942,688
Reserve for Loan Losses                  (1,656,396)
                                        -----------
Total Non-earning Assets                 18,629,218
                                        -----------
TOTAL ASSETS                            304,982,862
                                        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
  Savings Deposits                      128,503,768     863,148   2.72%
  Demand Deposits                        37,414,370     231,594   2.51%
  Time Deposits                          71,359,140     616,846   3.51%
  Purchased Funds                         1,430,333       3,310    .94%
  Long Term Debt                            158,533       1,611   4.12%
                                        -----------   ---------
Total Interest Bearing *                238,866,144   1,716,509   2.91%
                                        -----------   ---------
Non-Interest Bearing
Liabilities & Capital:
  Demand Deposits                        35,511,147
  Accrued expenses & Other                1,578,410
  Capital                                29,027,161
                                        -----------
Total Non-Interest Bearing               66,116,718
                                        -----------
TOTAL LIABILITIES & CAPITAL             304,982,862
                                        ===========
Net Interest Income/Margin                            3,194,291   4.52%
                                                      =========   ====

<F1>
*Computed on a Fully Tax-equivalent Basis Assuming a Tax Rate of 34%

                          TWENTIETH BANCORP, INC.
                         COMPARATIVE OPERATING DATA
                      (Fully Taxable Equivalent Basis)
               For Three Months Ended March 31, 1995 and 1994
                                                       Increase
                             Three Months Ended       (Decrease)
                              1995          1994       Amount     Percent
Interest Income             $5,779,009   $4,910,800   $868,209    17.68%
Interest Expense             2,016,250    1,716,509    299,741    17.46
                             ---------    ---------    -------
  Net Interest Income        3,762,759    3,194,291    568,468    17.80
Provision for Loan Losses      290,003       69,346    220,657   318.20
                             ---------    ---------    -------
 Net Interest Income After
  Provision for Loan Losses  3,472,756    3,124,945    347,811    11.13
Other Income                   439,067      409,485     29,582     7.22
Other Expenses               2,328,910    2,167,830    161,080     7.43
                             ---------    ---------    -------
Income Before Income Tax     1,582,913    1,366,600    216,313    15.83
                             ---------    ---------    -------
Income Taxes:
  Current and Deferred Taxes   632,031      459,885    172,146    37.43
  Tax Equivalent Adjustment     48,284       70,828    (22,544)  (31,83)
                             ---------    ---------    -------
Net Income                   $ 902,598    $ 835,887    $66,711     7.98
                             =========    =========    =======
Per Share Net Income              1.50         1.39       0.11     7.91
                                  ====         ====       ====


                          TWENTIETH BANCORP, INC.
                       FINANCIAL RATIOS AND ANALYSIS
                   FOR THREE MONTHS ENDED MARCH 31, 1995


                                    MARCH 31,         MARCH 31,
                                      1995              1994

FINANCIAL RATIOS
Return on Average Assets              1.20%            1.11%
Return on Average Equity             12.17%           11.68%

Dividend Payout Ratio                 0.00% :1         0.00% :1
Equity to Assets                     10.16%            9.59%

Capital Adequacy Ratio               10.46%            9.76%
Primary Capital Ratio                10.75%           10.09%

Total Risk Based Capital Ratio       16.26%           16.40%
Tier I Risk Based Capital Ratio      15.26%           15.47%
Leverage Ratio                        9.96%            9.19%

Loans (in thousands)

Commercial, Financial and Other      75,956           71,146
Real Estate - Construction            1,080               xx
Real Estate - Mortgage               46,290           51,246
Consumer                             76,913           59,206
                                    -------          -------
Total Loans                        $200,239         $181,598
                                   ========         ========
ALLOWANCE FOR LOAN LOSSES
 (in thousands)

Balance at Beginning of Period     $  1,825         $  1,650

Amounts charged off                   (175)             (105)
Recoveries on amounts charged off       60                61
                                     -----             -----
  Net charge-offs                     (115)              (44)

Provision for Loan and
 Lease Losses                          290                69
                                     -----             -----
Balance at End of Period           $ 2,000          $  1,675
                                   =======          ========
Non-Performing Assets
 (in thousands)

Non-accrual Loans                  $   471          $    677
Loans 90 Days Past Due
  and Still Accruing                 1,674               268
                                     -----              ----
Total Non-Performing Loans           2,145               945
Other Real Estate Owned                248                33
                                     -----              ----
Total Non-Performing Assets        $ 2,393          $    978
                                   =======          ========
Non-Performing Loans % Total Loans    1.07%             0.52%
Non-Performing Assets % Total
 Loans and Other Real Estate Owned    1.19%             0.54%

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - not applicable

Item 2.  Changes in Securities - not applicable

Item 3.  Defaults upon Senior securities - not applicable

Item 4.  Submission of matters to a vote of Security Holders -

     Date and type of meeting - Twentieth Bancorp, Inc.
     "Notice of Annual Meeting of Shareholders".
     The regular annual meeting of the shareholders of Twentieth Bancorp, Inc., Huntington, West Virginia, located at 1900 Third Avenue, on Thursday, March 30, 1995, at 2:00 p.m., E.S.T. for the purpose of considering and voting upon the following matters:

 1.  Number of Directors - Fixing the number of directors at eight.

 2.  Election of Directors - Electing eight directors for the ensuing year.

 3. To reduce the stock par value from $2.50 to $1.00, and to increase total authorized capital to $3,600,000.00 both of which will be effective June 1, 1995.

 4. Reappoint Diamond, Leftwich, Goheen & Dunn, Certified Public Accountants, the independent auditors of the corporation and its subsidiary for the ensuing year.

 5. Other Business - any other business that may come before the meeting or any adjournment thereof.

                                       For      Against     Abstaining
    1.  Number of Directors          341,503        0             0
    2.  Election of Directors        341,493       10             0
    3.  Reduction of Stock           340,711      792             0
    4.  Appointment of Auditors      341,503        0             0
    5.  Other Business               341,503        0             0

Item 5.  Other Information - not applicable.

Item 6.  Exhibits and reports for 8-K - not applicable.


                          TWENTIETH BANCORP, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TWENTIETH BANCORP, INC.

Date:  May 12, 1995                         B. C. McGINNIS, III
                                            B. C. McGINNIS, III
                                            PRESIDENT

Date:  May 12, 1995                         THOMAS L. McGINNIS
                                            THOMAS L. McGINNIS
                                            VICE PRESIDENT

