Form 10-Q
period 1995-06-30
TWENTIETH BANCORP INC
filed 1995-08-14
CIK 724098

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       --------------------

                             FORM 10-Q

                             (Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended June 30, 1995

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

                  Yes X                 No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at June 30, 1995
     __________________________          ____________________________

     Common Stock, $1 par value                     1,800,000

                       TWENTIETH BANCORP, INC.

                             FORM 10-Q

                 For The Quarter Ended June 30, 1995

Part I.   Financial Information

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets

                   Consolidated Statements of Income

                   Consolidated Statements of Changes In Shareholders' Equity

                   Consolidated Statements of Cash Flows

                   Notes To Consolidated Financial Statements

          Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations:

                   Financial Commentary

Part II.  Other Information

          Item 6.  Exhibits and Reports On Form 8-K:

                   There were no reports on Form 8-K filed during the three months ended June 30, 1995.

FINANCIAL STATEMENTS

                          TWENTIETH BANCORP, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                            1995        1994          1994
 ASSETS
Cash and Due from Banks               $ 14,591,436  $ 13,757,339  $ 15,323,903
Federal Funds Sold and Securities
  Purchased under Reverse Repurchase
  Agreements                            13,000,000     4,200,000            --
Securities Held to Maturity
     (note 2)                           38,685,478    47,386,286    41,522,115
Securities Available for Sale
     (note 3)                           42,814,420    42,046,387    40,593,569
                                       -----------   -----------   -----------
     Total Investment Securities        81,499,898    89,432,673    82,115,684
                                       -----------   -----------   -----------
Loans, net of unearned discount
     (note 4)                          197,719,989   189,171,625   205,296,460
  Less:  Allowance for loan losses
         (note 6)                        2,000,000     1,700,000     1,825,000
                                       -----------   -----------   -----------
     Net Loans                         195,719,989   187,471,625   203,471,460
                                       -----------   -----------   -----------
Bank Premises and Equipment              6,788,345     7,014,788     6,860,818
Other Assets                             4,365,435     4,039,219     4,899,081
                                       -----------   -----------   -----------
     Total                            $315,965,103  $305,915,644  $312,670,946
                                      ============  ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-Bearing                42,243,079    37,795,989    45,481,873
     Interest-Bearing Demand            47,191,615    53,198,732    51,613,982
     Savings                            80,439,231   107,673,016    97,042,562
     Time                              110,235,667    75,877,917    84,925,338
                                       -----------   -----------   -----------
     Total Deposits                    280,109,592   274,545,654   279,063,755
Federal Funds Purchased & Securities
  Sold under Repurchase Agreements
    (note 5)                             2,015,000     1,435,000     3,225,000
Long Term Debt                             142,722       154,069       148,988
Other Liabilities                        1,972,125     1,009,391       923,634
                                       -----------   -----------   -----------
     Total Liabilities                 284,239,439   277,144,114   283,361,377
                                       -----------   -----------   -----------
SHAREHOLDERS' EQUITY
  Common Stock, $1.00 par value;
   3,600,000 shares authorized,
   1,800,000 issued and outstanding*     1,800,000     1,500,000     1,500,000
  Surplus                                7,500,000     7,500,000     7,500,000
  Retained Earnings                     22,439,546    20,292,862    21,559,410
  Net Unrealized Gains (Losses) on
    Investment Securities -
    Available for Sale                     (13,882)     (521,332)   (1,249,841)
                                       -----------   -----------   -----------
     Total Shareholders' Equity         31,725,664    28,771,530    29,309,569
                                       -----------   -----------   -----------
          TOTAL                       $315,965,103  $305,915,644  $312,670,946
                                      ============  ============  ============

[CAPTION]
See accompanying notes to consolidated financial statements.

* Outstanding Shares for periods prior to May 22, 1995 had Common Stock of $2.50 par value and 600,000 shares issued and outstanding.

                            TWENTIETH BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended        Six Months Ended
                                                                JUNE 30,
                                  1995       1994         1995        1994
INTEREST INCOME
Interest and Fees on Loans    $4,574,865  $3,605,114   $9,031,404  $6,971,574
Interest on Securities:
     Taxable                   1,096,408   1,236,910    2,245,728   2,500,658
     Tax Exempt                   69,815     136,330      148,792     273,862
Other Interest Income:
 Federal Funds Sold
 and Repurchase Agreements       179,474      58,626      220,364     113,908
                               ---------   ---------   ----------   ---------
   TOTAL INTEREST INCOME       5,920,562   5,036,980   11,646,288   9,860,002
                               ---------   ---------   ----------   ---------

INTEREST EXPENSE
Interest on Deposits           2,277,456   1,735,712    4,234,319   3,431,994
Interest on Federal Funds
 Purchased and Securities Sold
 under Repurchase Agreements      24,212       2,975       76,395       6,252
Interest on Long Term Debt         2,158       4,726        4,362       4,726
                               ---------   ---------    ---------   ---------
   TOTAL INTEREST EXPENSE      2,303,826   1,743,413    4,315,076   3,442,972
                               ---------   ---------    ---------   ---------
Net Interest Income            3,616,736   3,293,567    7,331,212   6,417,030
Provision for Loan Losses
  (note 6)                       198,188     186,417      488,191     255,763
                               ---------   ---------    ---------   ---------
   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES   3,418,548   3,107,150    6,843,021   6,161,267
OTHER INCOME
Trust Department Fees            102,752      86,245      231,829     187,542
Service Charges                  222,482     195,256      413,547     375,712
Securities Gains (Losses)             xx    (188,200)          xx    (188,200)
Other                             56,785      49,652      175,710     177,384
                               ---------   ---------    ---------   ---------
   TOTAL OTHER INCOME            382,019     142,953      821,086     552,438
                               ---------   ---------    ---------   ---------
OTHER EXPENSE
Salaries and
 Employee Benefits             1,115,336   1,042,355    2,221,140   2,067,306
Occupancy and
 Equipment Expense               280,091     271,737      545,244     509,605
Other Operating Expense        1,047,101   1,058,139    2,005,054   1,963,150
                               ---------   ---------    ---------   ---------
   TOTAL OTHER EXPENSE         2,442,528   2,372,231    4,771,438   4,540,061
                               ---------   ---------    ---------   ---------
Income Before Income Taxes     1,358,039     877,872    2,892,669   2,173,644
Applicable Income Taxes          540,502     306,608    1,172,533     766,493
                               ---------   ---------    ---------   ---------
   NET INCOME                 $  817,537  $  571,264   $1,720,136  $1,407,151
                               =========   =========    =========   =========
Net Income Per Share*                .46         .32          .96         .78
                                    ====        ====         ====        ====

[CAPTION]
See accompaning notes to consolidated financial statements.

* All other share data has been adjusted to reflect the three-for-one stock split/dividend on May 22, 1995.

                      TWENTIETH BANCORP, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

COMMON STOCK Shares outstanding were 600,000 June 1994 and
  1,800,000 June 1995
                                                            Net
                                               Retained  Unrealized
                           Amount    Surplus   Earnings  Gain (Loss)   Total

Balance, December
31, 1993             $1,500,000 $7,500,000 $19,305,431         xx   $28,305,431
Net Income                                   1,407,151                1,407,151
Dividends paid                                (419,720)        xx      (419,720)
Change in Net
 Unrealized Gains
 (Losses) on Invest-
 ment Securities -
 Available for Sale                                       (521,332)    (521,332)
Treasury shares:
 Acquired                                                               (94,350)
 Sold                                                                    94,350
                      ---------  ---------  ----------  ----------   ----------
Balance, June
30, 1994             $1,500,000 $7,500,000 $20,292,862 $(  521,332) $28,771,530
                     ========== ========== =========== ============ ===========


Balance, December
31, 1994             $1,500,000 $7,500,000 $21,559,410 $(1,249,841) $29,309,569
Net Income                                   1,720,136                1,720,136
Dividends paid                                (540,000)                (540,000)
Change in Net
 Unrealized Gains
 (Losses) on Invest-
 ment Securities -
 Available for Sale                                      1,235,959    1,235,959
Treasury shares:
 Acquired                                                              (562,118)
 Sold                                                                   562,118
Stock Split/Dividend
 (3-for-1)              300,000               (300,000)                      00
                      ---------  ---------  ----------  ----------   ----------
Balance, June
30, 1995             $1,800,000 $7,500,000 $22,439,546 $(   13,882) $31,725,664
                     ========== ========== =========== ===========  ===========

                            TWENTIETH BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTER ENDED JUNE 30, 1995 AND 1994

                                                        1995           1994

Cash flows from operating activities:

Interest received                                   $12,023,116    $10,492,686
Fees, commissions and other income                      811,398        780,825
Bad debt recoveries                                     134,160        107,168
Interest paid                                        (3,661,062)    (3,284,065)
Cash paid for operating expenses                     (4,637,725)    (4,244,448)
Income tax paid                                      (  897,649)      (755,896)
                                                     ----------     ----------
Net cash provided by operating activities           $ 3,772,238    $ 3,096,270
                                                    -----------    -----------
Cash flows from investing activities:

Purchase of securities to be held to maturity        (5,189,233)    (6,047,904)
Proceeds from maturities and early call of
 securities to be held to maturity                    7,810,000     13,850,931
Purchase of securities available for sale            (1,966,875)    (5,992,881)
Proceeds from sales of securities
 available for sale                                          --      6,054,219
Proceeds from maturities and early call of
 securities available for sale                        1,580,880        842,909
Net decrease (increase) in loans                      7,113,145     (7,667,619)
Capital expenditures                                   (174,369)      (447,010)
Proceeds from sale of premises and equipment                 --             --
Proceeds from sale of other real estate                  30,251             --
                                                     ----------     ----------
Net cash provided by investing activities             9,203,799        592,645
                                                     ----------     ----------
Cash flows from financing activities:

Net increase (decrease) in demand deposits,
 interest bearing demand deposits and savings       (24,262,566)    (6,470,459)
Net increase (decrease) in certificates of
 deposit, individual retirement accounts,
 and other time deposits                             25,310,328      4,627,932
Net increase (decrease) in federal funds
 purchased and securities sold under
 repurchase agreements                               (1,210,000)    (1,210,000)
Proceeds from borrowed funds                                           160,000
Repayment of borrowed funds                          (    6,266)    (    5,931)
Payment of dividends                                 (  540,000)    (  419,720)
Purchase of treasury stock                           (  562,118)    (   94,350)
Proceeds from sale of treasury stock                    562,118         94,350
                                                     ----------     ----------
Net cash provided by (used in)
 financing activities                                (  708,504)    (3,318,178)
                                                     ----------     ----------
Net increase (decrease) in cash and cash
 equivalents                                         12,267,533        370,737

Cash and cash equivalents at beginning of year       15,323,903     17,586,602
                                                     ----------     ----------
Cash and cash equivalents at end of quarter         $27,591,436    $17,957,339
                                                    ===========    ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                          $ 1,720,136    $ 1,407,151
                                                      ---------      ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:

Depreciation                                            246,842        213,843
Amortization and accretions                             323,345        604,805
Provision for bad debts                                 622,351        362,931
Provision for deferred income taxes                       2,250         16,350
Gain on maturities of securities held to maturity            --         (5,449)
Loss on sale of securities available for sale                --        193,649
Loss on sale of other real estate
 and fixed assets-net                                     6,500             --
Decrease (increase) in other assets                    (306,098)        98,050
Decrease (increase) in accrued income                     97,486       121,756
Increase (decrease) in accrued expenses                 132,778       ( 69,970)
Increase (decrease) in income taxes payable             272,634       (  5,753)
Increase (decrease) in reserve for interest             654,014        158,907
                                                      ---------       --------
                                                      2,052,102      1,689,119
                                                      ---------      ---------
                                                    $ 3,772,238    $ 3,096,270
                                                    ===========    ===========
Supplemental Disclosures -
 Unrealized losses on securities available
  for sale:
  Increase (decrease) in securities
    available for sale                                1,872,666       (789,897)
  Increase (decrease) in deferred tax benefit          (636,707)       268,565
  Increase (decrease) in shareholders equity          1,235,959       (521,332)

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

Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report, Proxy and 10K.

INVESTMENT SECURITIES

On January 1, 1994, Twentieth Bancorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires Investment Securities to be classified as either Held to Maturity or Available for Sale. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value.


NOTE 2.                    SECURITIES - HELD TO MATURITY
                                  June 30, 1995

The amoritized cost (carrying values) and estimated market values of securities held to maturity at June 30, 1995 and June 30, 1994, respectively follow:

                                               Gross      Gross
                                 Amortized  Unrealized  Unrealized    Market
                                      Cost      Gains      Losses      Value

U. S. Treasury Securities       33,189,648      55,472         --   33,245,120
Federal Agency Securities        1,952,388      21,972         --    1,974,360
State and Political
 Subdivision Securities          3,443,442     324,881         --    3,768,323
Other Securities - Debt            100,000          --         --      100,000
                                ----------     -------    -------   ----------
Total                          $38,685,478    $402,325   $     --  $39,087,803
                               ===========    ========   ========  ===========


                                  June 30, 1994

U. S. Treasury Securities       40,691,495          --     24,305   40,667,190
States and Political
 Subdivision Securities          6,594,791     412,278         --    7,007,069
Other Securities - Debt            100,000          --         --      100,000
                                ----------     -------    -------   ----------
Total                          $47,386,286    $412,278   $ 24,305  $47,774,259
                               ===========    ========   ========  ===========


NOTE 3.                   SECURITIES - AVAILABLE FOR SALE
                                  June 30, 1995

The amortized cost and estimated market value (carrying values) of securities availabe for sale at June 30, 1995 and June 30, 1994, respectively follow:

                                                Gross      Gross
                                  Amortized  Unrealized  Unrealized      Fair
                                       Cost      Gains      Losses      Value

U. S. Treasury Securities       18,476,621     180,869         --   18,657,490
Federal Agency Securities       24,289,522          --    201,902   24,087,620
Other Securities - Equity           69,310          --         --       69,310
                                ----------     -------    -------   ----------
Total                          $42,835,453    $180,869   $201,902  $42,814,420
                               ===========    ========   ========  ===========

                                  June 30, 1994

U. S. Treasury Securities       13,345,332          --    388,612   12,956,720
Federal Agency Securities       29,421,642          --    401,285   29,020,357
Other Securities - Equity           69,310          --         --       69,310
                                ----------     -------    -------   ----------
Total                          $42,836,284    $     --   $789,897  $42,046,387
                               ===========    ========   ========  ===========

NOTE 4.  LOANS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in 1993. SFAS 114 was further amended by the FASB in 1994 through the issuance of Statement of Financial Accounting Standards No. 118.
"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118). Effective January 1, 1995, SFAS 114, as amended by SFAS 118, required that an impaired loan be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan.
For Bancorp nonaccrual loans and impaired loans, interest receipts are re-cognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt.

At June 30, 1995, impaired loans of $759 thousand consisted of nonaccrual loan balances of Bancorp. The balance of impaired loans at January 1, 1995 also totaled $759 thousand. Because the majority of loans deemed impaired during the first six months were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard did not require an increase to Bancorp's allowance for loan losses. The impact of adopting SFAS 114, as amended by SFAS 118, was therefore immaterial to the financial condition and operations of Bancorp as of and for the six month period ended June 30, 1995.

Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued by the Financial Accounting Standards Board in
March 1995. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. An impair-ment loss would be recognized if the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the asset. Measurement of an impairment loss would be based on the fair value of the asset. The statement also establishes standards for recording an impairment loss for certain assets that are subject to disposal. The Statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights, and deferred tax assets. Adoption of the new accounting standard is expected to occur on January 1, 1996. At this time, Bancorp does not expect any impact to the Corporation's net income upon implementation of SFAS 121.
[CAPTION]
* The provision for credit losses is included in the allowance for loan losses at June 30, 1995.

NOTE 5.  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE
         AGREEMENTS
(In thousands)
                                                 1995            1994
Federal Funds Purchased                         $  900          $1,000
Securities sold under repurchase agreements      1,115             435
                                                 -----           -----
  Total Federal Funds Purchased and
  Securities Sold Under Repurchase agreements   $2,015          $1,435
                                                ======          ======

The Corporation paid $24,212 and $2,975 in interest on federal funds purchased and securities sold under repurchase agreements in the second quarter of 1995 and 1994, respectively.


NOTE 6.  ALLOWANCE FOR LOAN LOSSES

Transactions in the consolidated allowance for loan losses for the six months ended June 30 were:

(In thousands)                      1995              1994
Beginning balance                 $1,825            $1,650

Charge-offs                         (447)             (313)
Recoveries                           134               107
                                   -----             -----
   Net charge-offs                  (313)             (206)
Provision for loan losses            488               256
                                    ----             -----
   Net increase                      175                50
                                    ----             -----
Ending balance                    $2,000            $1,700
                                  ======            ======

                             TWENTIETH BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

PERFORMANCE SUMMARY

Twentieth Bancorp, Inc. net income for the three months ended June 30, 1995 was $817,537 or $.46 per share, based on 1,793,346 average shares outstanding at the end of the period. This compares to $571,264 or $.32 per share for the same period of 1994 based on 1,799,055 average shares outstanding. Net income for the six months ended June 30, 1995 was $1,720,136 or $.96 per share, based on 1,796,601 average shares outstanding at the end of the period. This compares to $1,407,152 or $.78 per share for the same period of 1994, based on 1,799,526 average shares outstanding. All 1994 share data has been adjusted to reflect the three-for-one stock split/dividend on May 22, 1995.

In the second quarter, 1995, two significant events occurred. The first of which was a stock split/dividend which was effected in May, 1995. Secondly, a new nine month certificate began to be offered in April, 1995.

In addition to the growth in deposits of $5,564,000, total loans have increased $8,548,000 since June 30, 1994. The loan-to-deposit ratio is 70.58%. Year-to-date net income increased $313,000 to $1,720,000 for the period ending June
30, 1995 from $1,407,151 for the same period last year. Because the bond market has rebounded in 1995, the unrealized loss reflected in the equity section of the balance sheet has improved some $1,236,000 since the beginning of the year. That effect added to the earnings to date have increased total equity to $31,726.00 from $28,772,000 in 1994.

A branch application has been completed and will be considered by the appropriate regulators in September, 1995. We hope to establish a full function branch and Automated Teller Machine in Hamlin, West Virginia as soon as the approvals process is obtained.

Net income increased $246,273 or 43.11% for three months ended June 30, 1995. Total interest income increased $883,582 or 17.54%, and interest expense increased $560,413 or 32.14% from the same period last year.

FINANCIAL CONDITION

Twentieth Bancorp's assets totaled $315,965,103 compared to $312,670,946 in assets at December 31, 1994, and $305,915,644 at June 30, 1994 an increase of $10,049,459 or 3.29% for the comparative quarterly periods and up $3,294,157 from year-end 1994. Loans net of unearned income increased $8,548,364 or 4.52% compared to June 30, 1994 and decreased $7,576,471 or 3.69% from year-end
1994. The installment loans increased $9,870,931 or 15.84% from June 30, 1994, and decreased $3,945,313 from year-end 1994. This was due to a consumer loan push in the second half of 1994 to secure certain loan to deposit ratios. Federal funds sold increased to $13,000,00 from 4,200,00 in June, 1994. The securities held to maturity portfolio decreased to $38,685,478 from $47,386,286 for the second quarter of 1995 from the same period in 1994. As these securities matured the funds were placed in federal funds sold until more attractive securities were available. Total deposits were up $5,563,938 or 2.03% for the comparative quarterly periods and up $1,045,837 for June 30, 1995 compared to December 31, 1994. Time deposits grew to $110,235,667 from $75,877,917 in June 1994, and up $25,310,329 since year-end 1994. Savings deposits decreased to $80,439,231 in the second quarter 1995 compared to $107,673,016 for the same period in 1994 and decreased $16,603,331 since year-end 1994. This shift in deposits was due to a new nine month certificate of deposit being offered; the results have been positive as some $8,000,000 has been attracted from outside institutions. The largest portion of these certificates will mature in January, 1996.

With respect to the securities held to maturity portfolio, market value exceeded book value $402,325. At June 30, 1995 the amortized cost of securities available for sale exceeded the market value $21,033, consisting of $180,869 in unrealized gains and $201,902 in unrealized losses. Shareholder's equity at June 30, 1995 reflects a $14,000 reduction for the excess, net of tax, or amortized cost of securities available for sale over the fair value at quarter end, compared to reductions of $521,000 at June 30, 1994 and $1,250,000 at December 31, 1994. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquistion activities, and sales, purchases, maturities and calls of securities classified as available for sale. Management after review-ing the portfolio, with assistance with their investment advisors, believes securities containing unrealized losses are temporary in nature subject to current market conditions. Twentieth Bancorp did not sell any securities classified as available for sale in the first half of 1995.

Twentieth Bancorp purchased and sold 10,707 shares of common stock during the first half of 1995, at an average price of $52.50 per share. Such purchases were from shareholders wanting to sell shares and resold to new and existing shareholders. At the Annual Meeting held on March 30, 1995, the Shareholders voted to reduce the par value of all shares, to effect a 2 1/2 for 1 split, and to capitalize $300,000 to common stock from retained earnings. This means that each shareholder will have three times the number of shares previously owned - although the total value of all of ones shares would remain the same. On May 22, 1995 the stock split/dividend was effected. The stock par value was reduced from $2.50 to $1.00. The market value of the common stock was reduced ratably from $52.50 to $17.50 per share. The authorized capital was increased from $1,500,000 to $3,600,000. As a result of these transactions common stock carrying value was increased from $1,500,000 to $1,800,000 issued and outstanding.

Twentieth Bancorp paid dividends of $.30 per share on 1,800,000 shares outstanding totaling $540,000 in June, 1995 over $.70 per share on 600,000 shares outstanding totaling $419,720 in June, 1994. To restate the new share data of $.23 per share in June, 1994. This represents a 30.43% increase over the previous year's dividend.

The average quarterly volume of time deposits increased $18,399,586 from June 1994 while the average quarterly volume of savings deposits decreased $23,933,880 for the same period. The decrease in the amortized cost of investment securities of $14,158,914 was primarily the result of reinvesting in the loan portfolio. Although a quarter to quarter comparison indicates that loan volume is up $18,641,186, loans in the first quarter reflected the effects of the Federal Reserve's tightening efforts as loans declined $5,057,155 since year end 1994. For the balance of 1995, deposits and loans should stabilize.

NET INTEREST INCOME AND INTEREST MARGIN

The schedule, Comparative Operation Data, shows that Twentieth Bancorp's net interest income on a fully tax-equivalent basis increased by $281,341 to $3,661,090 for the second quarter of 1995 as compared to $3,379,749 earned during the same period in 1994. The net interest margin for the second quarter was 5.07%, an improvement of 33 basis points from the margin recorded in the second quarter of 1994. The net interest margin for the six months ended was 5.20%, and improvement of 57 basis points from the margin recorded in the six months ended June 30, 1994. The improvement was due to favorable changes in the composition and yield of balance sheet earning assets, which offset higher rates paid on deposits. The net interest margin for year-end 1994 was 4.92%.

Total earning assets yield increased to 8.26% from 7.19% for the second quarter of 1995 over the comparable period for 1994. The average total earning asset yield for the six months ended was 8.23% and improvement of
1.16 basis points from the yield recorded in the six months ended June 30, 1994. Total average loans increased $13,574,073 or 7.31% when compared to 1994 second quarter average balances and $17,224,615 or 9.39% for the six months ended June 30, 1995 compared to June 30, 1994. Average installment loans increased $15,194,217 or 24.93% in the three months ended June 30, 1995 over 1994, and $17,545,543 or 29.39% for the six months ended June 30, 1995 from prior year totals. Funding for the loan growth came in part from reductions in the average balances of securities as they matured, which declined $15,753,563 for the second quarter 1995 compared to prior year balances.
Average federal funds sold increased $6,172,912 or 104.07% for the second quarter 1995 as compared to the same period in 1994. Average federal funds sold increased $848,951 or 12.76% to $7,505,249 for the six months ended June 30, 1995 compared to June 30, 1994. Yields paid on interest bearing liabilities increased to 3.93% for the second quarter of 1995 as compared to 2.95% for the same period in 1994. Average total interest bearing liabilities yield for the first six months increased to 3.71% from 2.93% compared to the same period in 1994.

Average total earning assets increased to a balance of $287,847,307 for the first six months of 1995 as compared to a balance of $286,093,025 for the same period in 1994. Total average earning assets for the three months ending June 30, 1995, increased to a balance of $289,828,691 compared to a balance of $285,835,269 for the same period in 1994. Average total interest bearing deposits for the six months ending June 30, 1995 decreased to a balance of $235,104,726 as compared to $238,046,142 for the same period in 1994.
Average total interest bearing deposits for the second quarter decreased to $235,743,886 as compared to $237,240,688 for the same period in 1994. With regards to funding sources, the rate of growth in certificates of deposits was because of a new nine month certificate of deposit being offered in April and May, 1995 at 6.50% and then lowered to 5.50% in June, 1995. Average time deposits for second quarter 1995 increased $30,681,500 to $105,176,028, a 41.19% increase over second quarter 1994 average balances. Average time deposits increased $24,574,471 for the six months ended June 30, 1995 to $97,509,966, a 33.69% increase over the same period in 1994. This new certificate was funded by customers transferring from savings accounts and attracting customers from outside institutions. Average savings deposits decreased $31,402,678 to $93,543,882, a 25.13% decrease over second quarter 1994 average balances. Average savings deposits decreased $27,688,911 for the six months ended June 30, 1995 to $99,026,427, a 21.85% decrease over the same period in 1994. Average non interest bearing demand deposits for the second quarter 1995 increased $3,787,721 to $40,460,478, a 10.33% increase over the same period in 1994. Average non interest bearing deposits for the six months ended June 30, 1995 increased $3,835,521 to $39,935,831, a 10.62%
increased over the same period in 1994. Because the bond market has rebounded in 1995, the unrealized loss reflected in the equity section of the balance sheet has improved some $1,236,000 since the beginning of the year. Total average capital for the second quarter 1995 has increased $2,278,881 to $31,234,774, a 7.81% increase over the same period in 1994. Average total capital has increased $1,320,805 for the six months ended June 30, 1995 to $30,694,814, a 4.50% increase over the same period in 1994.

The yield on average loans increased 1.42 basis points from the second quarter of 1994, to 9.24%. The yield on average loans for the six months ended
June 30, 1995 also increased 1.41 basis points over the same period in 1994. Average yield on federal funds sold increased 1.99 basis points from the second quarter 1995 over the same period in 1994, and 2.47 basis points for the six months ended June 30, 1995 over the same period in 1994.

PROVISION FOR LOAN LOSSES

Twentieth Bancorp provides as an expense an amount which reflects expected credit losses and is called the provision for loan losses, and is based on management's evaluation of the loan portfolio. The provision for loan losses was $198,188 for the three months ended June 30, 1995. The provision for loan losses was $488,191 for the six months ended June 30, 1995, up from the $255,763 reported in 1994. Net charge-offs totated $313 thousand in the first six months of 1995, compared to $206 thousand in the comparable period in 1994. This amount included a $175,000 increase to Allowance for Loan Losses on the Consolidated Balance Sheets in 1995. For the same period of 1994 the increase to allowance was $50,000.

NON-PERFORMING ASSETS

Total non-performing assets on June 30, 1995 were $2.898 million compared to $1.291 million on June 30, 1994. Total non-performing loans were $2.674 million on June 30, 1995 compared to $1.258 million on June 30, 1994. Total non-performing assets as a percent of total loans was 1.46% compared to .68% for the three months ended June 1995 and 1994, respectively. Other real estate owned increased to $224 thousand as of June 30, 1995 from $33 thousand on June 30, 1994. The closing of the Alum Creek Branch in 1994 accounts for $200 thousand placed in other real estate owned. This piece of property was sold in July, 1995 for $175,000, resulting in a $25,000 loss to other operating expenses.

OTHER INCOME AND EXPENSES

Total other income, excluding securities transactions, increased 15.36%
from the second quarter of 1994 to the second quarter of 1995.   The six months
ended June 30, 1995 increased 10.86%  Trust Department income increased
$16,507 or 19.14% for the second quarter of 1995 over 1994. The six month year to date increase of $44,287 or 23.61% for the Trust department. Service charges increased $27,226 in the second quarter of 1995 over 1994. Service charges for the six months ended June 30, 1995 increased $37,835 or 10.07% over the comparable period in 1994. The security losses in June, 1994 were due to management restructering of certain segments of its bond portfolio available for sale to correlate with the Bancorp's future needs.

Other operating expense increased $70,297 or 2.96% for the second quarter 1995 over 1994. The six months ended increase was $231,377 or 5.10%. Control of other expense accounts and attention to market driven deposit rates

APPLICABLE INCOME TAXES

The applicable income tax for six months ended June 30, 1995 represents $1,170,283 in current and $2,250 in deferred taxes as compared to $750,143 in current and $16,350 in deferred for the same period in 1994. The effective tax rate on income before taxes decreased .65% to 40.53% in 1995 from 41.18% in 1994.

LIQUIDITY

As of June 30, 1995, the Bancorp's cash and cash equivalents totaled $27,591,436 compared to $15,323,903 on December 31, 1994. Bancorp's securities portfolio includes $67,706,927 in unencumbered value that could have been converted to cash at June 30, 1995. The Financial Accounting Standards Board has issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement, which is effective for fiscal years beginning after December 15, 1993, addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values. Held to maturity securities which Bancorp has the positive intent and ability to hold to maturity continue to be accounted for at amortized cost. Available for sale securities held by Bancorp are reported as fair value with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity, net of related tax effect. The Twentieth Bancorp's adoption of SFAS 115 effected the June 30, 1995 and 1994 consolidated balance sheets by the recording of net unrealized losses totalling $21,033 and $789,897 against their respective carrying value of investment securities Available for Sale. Also, total shareholders' equity was reduced by $13,882 and $521,332 for June 30, 1995 and 1994 after recording the resulting tax benefits of $7,151 and $268,565.

SHAREHOLDERS' EQUITY

On June 30, 1995, total shareholders' equity was $31,725,664 compared to $28,771,530 on June 30, 1994. This increase of $2,954,134 or 10.27% was primarily due to an increase in profits retained and the effect of SFAS
115 reduction to shareholders' equity. Net Unrealized Losses on Investment Securities of $13,882 and $521,332, respectively, which represents the net unrealized loss (after tax effect) of the available for sale securities for the quarters ended June 30, 1995 and 1994. On June 30, 1995 and 1994 there were no shares being held in treasury.

                        TWENTIETH BANCORP, INC.
                  CONSOLIDATED AVERAGE BALANCE SHEET
                     AND INTEREST MARGIN ANALYSIS

                       Three Months Ended                Three Months Ended
                               1995                          1994
                               Interest  Average             Interest    Average
                    Average     Income/   Yields/  Average    Income/    Yields/
ASSETS              Balances    Expense    Rates   Balances   Expense     Rates
Earning Assets:
Loans:
Commercial *     $ 75,502,375 $1,788,748  9.53% $ 73,561,086 $ 1,456,108  7.94%
Real Estate        47,613,968  1,028,470  8.66%   51,175,371     957,429  7.50%
Installment        76,150,539  1,731,978  9.12%   60,956,322   1,208,042  7.95%
                  -----------  ---------         -----------   ---------
Total Loans-net
of unearned (2,3) 199,266,852  4,588,253  9.24%  185,692,779   3,621,579  7.82%
                  -----------  ---------         -----------   ---------
Taxable            74,942,921  1,096,408  5.87%   87,603,636   1,236,910  5.66%
Tax Exempt (1)      3,514,522    105,781 12.07%    6,607,370     206,561 12.54%
                  -----------  ---------         -----------   ---------
Total
 Securities (2)    78,457,443  1,202,189  6.15%   94,211,006   1,443,471  6.15%
                  ___________  _________         -----------   ---------
Federal Funds
 Sold & Securities
 Purchased under
 Agreements to
 Resell            12,104,396    179,474  5.95%    5,931,484      58,626  3.96%
                  -----------  ---------         -----------  ----------
Total Earning
 Assets           289,828,691  5,969,916  8.26%  285,835,269   5,748,925  7.19%
                  -----------  ---------         -----------  ----------
Non-Earning Assets:
Cash and Due
 From Banks        10,479,856                      9,376,495
Premises &
 Equipment, net     6,796,268                      6,987,241
Other Assets        4,495,284                      3,796,594
Reserve for Loan
 Losses            (2,021,813)                    (1,672,690)
                   ----------                    -----------
Total Non-earning
 Assets            19,749,595                     18,487,640
                   ----------                    -----------
TOTAL ASSETS      309,578,286                    304,322,909
                  ===========                    ===========
LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest Bearing
 Liabilities:
 Savings Deposits  93,543,882    674,659  2.89%  124,946,560    650,648   2.09%
 Demand Deposits   34,767,675    208,514  2.41%   37,076,187    402,506   4.35%
 Time Deposits    105,176,028  1,353,378  5.16%   74,494,528    684,660   3.69%
                  -----------  ---------         -----------  ---------
 Total Savings
  and Time
  Deposits (2)    233,487,585  2,236,551         236,517,275  1,547,009
 Demand Deposits   40,460,478                     36,672,757
                  -----------                    -----------
 Total Deposits   273,948,063                    273,190,032
 Purchased
 Funds (2)          2,112,418     24,260  4.61%      567,802      2,974   2.10%
 Long-Term
  debt (2)            143,883      2,162  6.09%      155,611      3,139   8.09%
 Other Int. Paid                  46,236                             xx
                  -----------  ---------         -----------  ---------
Total
 Liabilities      276,204,364  2,308,826  3.93%  273,913,445  1,743,927   2.95%

 Non-Interest
 Bearing
 Liabilities &
 Capital:
 Accrued Expenses
 & Other            2,139,148                       1,453,571
 Capital           31,234,774                      28,955,893
                   ----------                     -----------
Total
 Non-Interest
 Bearing           33,373,922                      30,409,464
                  -----------                     -----------
TOTAL
 LIABILITIES
 & CAPITAL        309,578,286                     304,322,909
                  ===========                     ===========
NET INTEREST
 INCOME/MARGIN                  3,661,090  5.07%                3,379,749 4.74%
                                =========  ====                ========= ====

<F1>
*Computed on a Fully Tax-Equivalent Basis Assuming a Tax Rate of 34%

                                     Six Months Ended
                        June 30, 1995                   June 30, 1994

                                          Interest    Average
                                          Average     Income/   Yields/
ASSETS                                    Balances    Expense    Rates
Earning Assets:
Loans:
Commercial(1)     $ 75,801,001 $3,616,553  9.62% $ 72,179,791 $2,757,669  7.70%
Real Estate         47,544,317  1,994,205  8.46%   51,486,454  1,920,845  7.52%
Installment         77,235,543  3,446,633  9.00%   59,690,000  2,326,454  7.86%
                    ----------  ---------          ----------  ---------
Total Loans-net
 of unearned (2,3) 200,580,860  9,057,391  9.11%  183,356,245  7,004,968  7.70%
                   -----------  ---------         -----------  ---------
Taxable            76,034,134  2,245,728  5.96%   89,439,810  2,500,658  5.64%
Tax Exempt (1)      3,727,065    225,442 12.20%    6,640,672    414,942 12.60%
                   -----------  ---------          ----------  ---------
Total
 Securities (2)    79,761,199  2,471,170  6.25%   96,080,481  2,915,600  6.12%
                   -----------  ---------         -----------  ---------
Fed funds sold
and securities
Purchased under
agreements
to Resell            7,505,249    220,364  5.92%    6,656,298    113,908  3.45%
                   ----------- ----------         ----------- ----------
 Total Earning
 Assets            287,847,307 11,748,925  8.23%  286,093,025 10,034,476  7.07%
                   ----------- ----------         ----------- ----------
Non-Earning Assets:
Cash and Due From
 Banks              10,352,510                      9,395,130
Premises &
 Equipment, net      6,817,851                      6,957,500
Other Assets         4,599,940                      4,256,593
Reserve for Loan
 Losses             (1,969,874)                    (1,664,588)
                   -----------                     ----------
Total Non-earning
 Assets            19,800,428                      18,944,635
                  -----------                     -----------
TOTAL ASSETS      307,647,735                     305,037,660
                  ===========                     ===========
LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest Bearing
 Liabilities:
 Savings Deposits  99,026,427  1,426,935   2.91%  126,715,338  1,513,796  2.41%
  Demand Deposits  35,469,480    420,215   2.39%   37,244,344    634,100  3.43%
  Time Deposits    97,509,966  2,350,746   4.86%   72,935,495  1,301,506  3.60%
                  -----------  ---------          -----------  ---------
 Total Savings
 and Time
 Deposits (2)     232,005,873  4,197,896          236,895,177  3,449,402
 Demand Deposits   39,935,831                      36,100,310
                  -----------                     -----------
  Total Deposits  271,941,704                     272,995,487
  Purchased
  Funds  (2)        2,953,450     76,572   5.23%      996,685      6,284  1.27%
  Long Term
   Debt  (2)          145,403      4,372   6.06%      154,280      4,750  6.21%
  Other Int. Paid                 46,236
                   ----------  ---------          -----------   ---------
Total Iterest
 Bearing *        275,040,557  4,325,076   3.71%  274,146,452   3,460,436 2.93%
                  -----------  ---------          -----------   ---------
Non-Interest
 Bearing
Liabilities
 & Capital:
Accrued expenses
 & Other           1,912,364                        1,517,199
  Capital         30,694,814                       29,374,009
                 -----------                      -----------
Total
Liabilities       32,607,178                       30,891,208
                 -----------                      -----------
TOTAL
 LIABILITIES
 & CAPITAL       307,647,735                      305,037,660
                 ===========                      ===========
Net Interest
 Income/Margin   287,847,307   7,423,849  5.20%   286,093,025  6,574,040  4.63%
                 ===========   =========                       =========

<F1>
1 Computed on a Fully Tax-equivalent Basis Assuming a Tax Rate of 34%. 2 Indicates earning asset or interest-bearing liability.
3 Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

                         COMPARATIVE OPERATING DATA
                      (Fully Taxable Equivalent Basis)
               For Three Months Ended June 30, 1995 and 1994
                              1995          1994       Change       %
Interest Income             $5,969,916   $5,123,676   $846,240    16.52%
Interest Expense             2,308,826    1,743,927    564,899    32.39
                             ---------    ---------    -------
  Net Interest Income        3,661,090    3,379,749    281,341     8.32
Provision for Loan Losses      198,188      186,417     11,771     6.31
                             ---------    ---------    -------
 Net Interest Income After
  Provision for Loan Losses  3,462,902    3,193,332    269,570     8.44
Other Income                   382,019      142,953    239,066   167.23
Other Expenses               2,442,528    2,372,231     70,297     2.96
                             ---------    ---------    -------
Income Before Income Tax     1,402,393      964,054    438,339    45.47
                             ---------    ---------    -------
Income Taxes:
  Current and Deferred Taxes   540,502      306,608    233,894    76.28
  Tax Equivalent Adjustment     44,353       86,182    (41,829)  (48.54)
                             ---------    ---------    -------
Net Income                   $ 817,537    $ 571,264   $246,274    43.11
                             =========    =========   ========
Per Share Net Income               .46          .32       0.14    43.75
                                  ====         ====       ====

                      For Six Months Ended June 30, 1995 and 1994

                              1995         1994       Change        %
Interest Income           $11,748,925   $10,034,476 $1,714,449    17.09%
Interest Expense            4,325,076     3,460,436    864,640    24.99
                           ----------    ----------  ---------
 Net Interest Income        7,423,849     6,574,040    849,809    12.93
Provision for Loan Losses     488,191       255,763    232,428    90.88
                           ----------    ----------  ---------
 Net Interest Income After
 Provision for Loan Losses  6,935,658     6,318,277    617,381     9.77
Other Income                  821,086       552,438    268,648    48.63
Other Expenses              4,771,438     4,540,061    231,377     5.10
                            ---------     ---------  ---------
 Income Before Income Tax   2,985,306     2,330,654    654,652    28.09
Income Taxes:
 Current & Deferred Taxes   1,172,533       766,493    406,040    52.97
 Tax Equivalent Adjustment     92,637       157,010    (64,373)  (41.00)
                            ---------     ---------  ---------
Net Income                 $1,720,136    $1,407,151  $ 312,985    22.24
                           ==========    ==========  =========
PER SHARE
  Net Income                      .96           .78        .18    23.08
                                  ===           ===        ===


                       FINANCIAL RATIOS AND ANALYSIS
                    FOR SIX MONTHS ENDED JUNE 30, 1995


                                      1995             1994
(In thousands)
FINANCIAL RATIOS
Net Income                          $1,720           $1,407       22
Return on Average Assets              1.13%             .93%
Return on Average Equity             11.30%            9.66%

Dividend Payout Ratio                 0.31% :1         0.30% :1
Equity to Assets                     10.04%            9.41%

Capital Adequacy Ratio               10.33%            9.59%
Primary Capital Ratio                10.61%            9.91%

Total Risk Based Capital Ratio       16.38%           15.83%
Tier I Risk Based Capital Ratio      15.38%           14.93%
Leverage Ratio                        9.94%            9.25%

Loans (in thousands)

Commercial, Financial and Other      75,511           73,164
Real Estate - Construction            1,372              270
Real Estate - Mortgage               45,798           49,943
Consumer                             75,039           65,795
                                    -------          -------
Total Loans                        $197,720         $189,172
                                   ========         ========
ALLOWANCE FOR LOAN LOSSES
 (in thousands)

Balance at Beginning of Period     $  1,825         $  1,650

Amounts charged off                    (447)            (313)
Recoveries on amounts charged off       134              107
                                      -----            -----
  Net charge-offs                      (313)            (206)

Provision for Loan and
 Lease Losses                           488              256
                                      -----            -----
Balance at End of Period            $ 2,000         $  1,700
                                    =======         ========
Non-Performing Assets
 (in thousands)

Non-accrual Loans                   $   759         $    614
Loans 90 Days Past Due
  and Still Accruing                  1,915              644
                                      -----            -----
Total Non-Performing Loans            2,674            1,258
Other Real Estate Owned                 224               33
                                      -----             ----
Total Non-Performing Assets         $ 2,898         $  1,291
                                    =======         ========
Non-Performing Loans % Total Loans    1.35%            0.67%
Non-Performing Assets % Total
 Loans and Other Real Estate Owned    1.46%             0.68%

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings - not applicable

Item 2.  Changes in Securities - not applicable

Item 3.  Defaults upon Senior Securities - not applicable

Item 4. Submission of matters to a vote of Security Holders - not applicable

Item 5.  Other Information - not applicable

Item 6.  Exhibits and reports for 8-K - not applicable

                          TWENTIETH BANCORP, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TWENTIETH BANCORP, INC.

Date:  August 14, 1995                      B. C. McGINNIS, III
                                            B. C. McGINNIS, III
                                            PRESIDENT

Date:  August 14, 1995                      THOMAS L. McGINNIS
                                            THOMAS L. McGINNIS
                                            VICE PRESIDENT