Form 10-Q
period 1995-09-30
TWENTIETH BANCORP INC
filed 1995-11-14
CIK 724098

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       --------------------
                             FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995, or

/ /  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from          to

                      ------------------------
                   COMMISSION FILE NUMBER 2-71332
                      -------------------------

                       TWENTIETH BANCORP, INC.
      (Exact name of registrant as specified in its charter)

            WEST VIRGINIA                      55-0634729
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

                         1900 THIRD AVENUE
                     HUNTINGTON, WEST VIRGINIA
            (Address of principal executive offices)

                           25703-0527
                           (Zip code)

                         (304) 526-6200
        (Registrant's telephone number, including area code)

                         NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
                  Yes X                 No
The number of shares outstanding of each of the issuer's classes of common stock was 1,800,000 shares of common stock, par value $1.00, outstanding as of November 14, 1995.

FINANCIAL STATEMENTS
                             TWENTIETH BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                            1995        1994       1994
 ASSETS
Cash and Due from Banks               $ 12,115,690  $ 12,087,479 $ 15,323,903
Federal Funds Sold and Securities
  Purchased under Reverse Repurchase
  Agreements                             7,450,000     3,400,000           --

Investment Securities: (Note 2)
  Held to Maturity                      36,142,833    46,696,717   41,522,115
  Available for Sale                    55,546,417    40,732,071   40,593,569
                                       -----------   -----------  -----------
     Total Investment Securities        91,689,250    87,428,788   82,115,684

Loans, net of unearned discount
  (Note 3)                             196,485,072   196,203,292  205,291,973
  Less:  Allowance for loan losses       2,000,000     1,725,000    1,825,000
                                       -----------   -----------  -----------
     Loans - Net                       194,485,072   194,478,292  203,471,460
                                       -----------   -----------  -----------
Bank Premises and Equipment - net        6,960,654     7,007,354    6,860,818
Earned Income Receivable                 2,642,659     2,520,693    2,598,154
Other Real Estate Owned                     24,000        57,500      260,751
Excess of cost over net assets
  of acquisition, unamortized              946,685     1,054,067    1,027,221
Other Assets                               519,074       818,685    1,012,955
                                       -----------   -----------  -----------
     Total Assets                     $316,833,084  $308,852,858 $312,670,946
                                      ============  ============ ============
LIABILITIES
 Deposits:
  Demand                                39,993,129    38,114,155   45,481,873
  Demand-Interest Bearing               47,278,073    55,037,480   51,613,982
  Savings                               78,131,057   101,825,434   97,042,562
  Time                                  97,122,620    69,592,392   74,181,796
  Time Deposits $100,000 and over       15,035,467     9,872,771   10,743,542
                                       -----------   -----------  -----------
     Total Deposits                    277,560,346   274,442,232  279,063,755

Federal Funds Purchased and Securities
  Sold under Repurchase Agreements
         (Note 4)                        4,065,000     3,740,000    3,225,000
Long Term Debt                             134,318       151,036      148,988
Other Liabilities                        2,480,886     1,211,080      923,634
                                       -----------   -----------  -----------
     Total Liabilities                 284,240,550   279,544,348  283,361,377
                                       -----------   -----------  -----------







SHAREHOLDERS' EQUITY
  Common Stock, $1.00 par value;
   3,600,000 shares authorized,
   1,800,000 issued, and outstanding*    1,800,000     1,500,000    1,500,000
  Surplus                                7,500,000     7,500,000    7,500,000
  Retained Earnings                     23,343,064    21,129,385   21,559,410
  Net Unrealized Loss on
   Investment Securities -
   Available for Sale                     ( 50,530)     (810,375)  (1,249,841)
  Treasury Stock, 200 shares at cost            --      ( 10,500)          --
                                       -----------   -----------  -----------
     Total Shareholders' Equity         32,592,534    29,308,510   29,309,569
                                       -----------   -----------  -----------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY             $316,833,084  $308,852,858 $312,670,946
                                      ============  ============ ============

[CAPTION]
See accompanying notes to consolidated financial statements.

* Outstanding shares for periods prior to May 22, 1995 had Common Stock of $2.50 par value and 600,000 shares issued and outstanding.

                               TWENTIETH BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                    1995       1994        1995        1994
INTEREST INCOME
Interest and Fees on Loans      $4,568,556 $4,004,874  $13,599,960 $10,976,449
Interest on Securities:
  Taxable                        1,232,241  1,234,417    3,477,969   3,735,075
  Tax Exempt                        59,209    108,121      208,001     381,982
Other Interest Income:
  Federal Funds Sold
   and Repurchase Agreements       225,765     70,293      446,129     184,202
                                 ---------  ---------   ----------  ----------
     TOTAL INTEREST INCOME       6,085,771  5,417,705   17,732,059  15,277,708
                                 ---------  ---------   ----------  ----------

INTEREST EXPENSE
Interest on Demand Deposits        216,530    230,313      635,774     678,020
Interest on Savings                662,563    807,375    2,086,199   2,496,725
Interest on Time Certificates
 of Deposit $100,000 or more       115,975     80,490      366,700     213,780
Interest on All Other
 Time Deposits                   1,368,939    668,641    3,463,524   1,830,288
                                 ---------  ---------    ---------   ---------
   Total Interest on Deposits    2,364,007  1,786,819    6,552,197   5,218,813
                                 ---------  ---------    ---------   ---------
Interest on Federal Funds
 Purchased and Securities Sold
 under Repurchase Agreements        48,684     31,918      125,079      38,170
Interest on Long-term Debt           2,028      2,296        6,390       7,022
Other Interest Paid                ( 2,698)        --       43,431          --
                                 ---------  ---------   ----------  ----------
     TOTAL INTEREST EXPENSE      2,412,021  1,821,033    6,727,097   5,264,005
                                 ---------  ---------   ----------  ----------
Net Interest Income              3,673,750  3,596,672   11,004,962  10,013,703
Provision for Loan Losses          263,996    191,828      752,187     447,591
                                 ---------  ---------   ----------  ----------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES   3,409,754  3,404,844   10,252,775   9,566,112
















OTHER INCOME
Trust Department Fees               97,025    111,901      328,854     299,443
Service Charges on
 Deposit Accounts                  234,627    196,748      648,174     572,459
Securities Gains (Losses)               --         --           --    (188,200)
Other Income                        47,880     35,267      223,590     212,652
                                 ---------  ---------   ----------  ----------
     TOTAL OTHER INCOME            379,532    343,916    1,200,618     896,354
                                 ---------  ---------   ----------  ----------
OTHER EXPENSE
Salaries and Employee Benefits   1,103,283  1,047,539    3,324,423   3,114,846
Occupancy and Equipment Expense    286,006    254,629      831,250     764,234
Other Operating Expense            983,801  1,145,354    2,988,855   3,108,504
                                 ---------  ---------   ----------  ----------
     TOTAL OTHER EXPENSE         2,373,090  2,447,522    7,144,528   6,987,584
                                 ---------  ---------   ----------  ----------
Income Before Income Taxes       1,416,196  1,301,238    4,308,865   3,474,882
Applicable Income Taxes            512,678    464,715    1,685,211   1,231,208
                                 ---------  ---------   ----------  ----------
     NET INCOME                 $  903,518 $  836,523    2,623,654   2,243,674
                                 =========  =========   ==========  ==========
Net Income Per Share                   .50        .47         1.46        1.25
                                      ====       ====         ====        ====

                              TWENTIETH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

COMMON STOCK Shares outstanding were 599,800 September 1994 and
  1,800,000 September 1995.
                                                    Net
                      (In thousands) Retained   Unrealized  Treasury
                      Amount Surplus Earnings   Gain (Loss)  Stock    Total

                                                          <C)
Balance, December
31, 1993             $1,500 $7,500 $19,305,431        --       --  $28,305,431
Net Income                           2,243,674                       2,243,674
Dividends paid                        (419,720)                       (419,720)
Net Unrealized Gains
(Losses) on Invest-
 ment Securities -
 Available for Sale
 Net of taxes
 of $417,465                                     (810,375)            (810,375)
Treasury shares:
 Acquired                                                 (109,850)   (109,850)
 Sold                                                       99,350      99,350
                     -----  -----  ----------  ---------  --------  ----------
Balance, September
30, 1994            $1,500 $7,500 $21,129,385 $( 810,375) $(10,500)$29,308,510
                     ===== ====== =========== =========== ======== ===========

Balance, December
31, 1994            $1,500 $7,500 $21,559,410 $(1,249,841)      -- $29,309,569
Net Income                          2,623,654                        2,623,654
Dividends paid                      ( 540,000)                       ( 540,000)
Net Unrealized Gains
 (Losses) on Invest-
 ment Securities -
 Available for Sale
 Net of Taxes
 of $617,829                                    1,199,311            1,199,311
Treasury shares:
 Acquired                                                  (677,143)  (677,143)
 Sold                                                       677,143    677,143
Stock Split/Dividend
 (3-for-1)             300        (  300,000)                               --
                     ----- -----  ----------  ----------  --------  ----------
Balance, September
30, 1995           $1,800 $7,500 $23,343,064 $(   50,530) $     -- $32,592,534
                   ====== ====== =========== ===========  ======== ===========

                            TWENTIETH BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                       1995           1994
Cash flows from operating activities:
 Interest received                                  $18,077,867   $15,976,115
 Fees, commissions and other income                   1,191,086     1,107,455
 Bad debt recoveries                                    198,411       142,688
 Interest paid                                       (5,605,507)   (4,980,022)
 Cash paid for operating expenses                    (6,536,002)   (6,538,040)
 Income tax paid                                     (1,501,649)   (1,261,896)
                                                     ----------    ----------
Net cash provided by operating activities           $ 5,824,206   $ 4,446,300
                                                    -----------   -----------
Cash flows from investing activities:
 Purchase of securities held to maturity            (11,177,046)  ( 9,381,556)
 Proceeds from maturities and calls of
  securities held to maturity                        16,268,362    16,036,449
 Purchase of securities available for sale          (17,035,938)  ( 7,092,503)
 Proceeds from sales of securities
  available for sale                                         --     4,866,679
 Proceeds from maturities and early calls of
  securities available for sale                       3,830,379     5,636,261
 Net decrease (increase) in loans                     8,012,825   (14,934,121)
 Capital expenditures                               (   470,099)  (   546,498)
 Proceeds from sale of other real estate                205,251            --
                                                     ----------    ----------
Net cash provided by investing activities           (   366,266)  ( 5,415,289)
                                                     ----------    ----------
Cash flows from financing activities:
 Net increase (decrease) in non interest
  bearing demand deposits                           ( 5,486,817)    1,827,511
 Net increase (decrease) interest bearing
  demand deposits and savings                       (23,247,413)  (11,988,637)
 Net increase (decrease) in certificates of
  deposit, individual retirement accounts,
  and other time deposits                            27,232,748     8,215,177
 Net increase (decrease) in federal funds
  purchased and securities sold under
  repurchase agreements                                 840,000     1,095,000
 Proceeds from borrowed funds                                --       160,000
 Repayment of borrowed funds                          (  14,671)   (    8,965)
 Payment of dividends                                 ( 540,000)   (  419,720)
 Purchase of treasury stock                           ( 677,143)   (  109,850)
 Proceeds from sale of treasury stock                   677,143        99,350
                                                     ----------    ----------
Net cash provided by (used in)
 financing activities                               ( 1,216,153)   (1,130,134)
                                                     ----------    ----------
Net increase (decrease) in cash and cash
 equivalents                                          4,241,787    (2,099,123)
Cash and cash equivalents at beginning of year       15,323,903    17,586,602
                                                     ----------    ----------
Cash and cash equivalents at end of quarter         $19,565,690   $15,487,479
                                                    ===========   ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                          $ 2,623,654   $ 2,243,674
                                                      ---------     ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:

Depreciation                                            370,264       320,764
Amortization and accretions                             461,316       847,523
Provision for bad debts                                 950,598       590,279
Provision for deferred income taxes                       3,375        24,525
Gain on maturities of securities held to maturity            --      (  5,449)
Loss on sale of securities available for sale                --       193,649
Loss on sale of other real estate
 and fixed assets-net                                    31,500            --
Decrease (increase) in other assets                    (140,185)       41,374
Decrease (increase) in accrued income                  ( 44,504)     ( 45,678)
Increase (decrease) in accrued expenses                 266,411         6,869
Increase (decrease) in income taxes payable             180,187      ( 55,213)
Increase (decrease) in reserve for interest           1,121,590       283,983
                                                      ---------      --------
                                                      3,200,552     2,202,626
                                                      ---------     ---------
                                                    $ 5,824,206   $ 4,446,300
                                                    ===========   ===========
Supplemental Disclosures -
  Unrealized losses on securities available
    for sale:
    Increase (decrease) in securities
     available for sale                             $ 1,817,140   $(1,711,171)
    Increase (decrease) in deferred tax benefit       ( 617,829)   (  581,798)
    Increase (decrease) in shareholders equity        1,199,311    (1,129,373)

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

Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report, Proxy and Form 10-K.

NOTE 2.  INVESTMENT SECURITIES

On January 1, 1994, Twentieth Bancorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires Investment Securities to be classified as either Held to Maturity or Available for Sale. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value.

                          SECURITIES - HELD TO MATURITY
                                September 30, 1995

The amortized cost (carrying values) and estimated market values of securities held to maturity at September 30, 1995 and September 30, 1994, respectively follow:
                                                 Gross      Gross
                                 Amortized  Unrealized  Unrealized   Market
                                      Cost      Gains      Losses     Value

U. S. Treasury Securities       32,107,837      44,612         --  32,152,449
Federal Agency Securities          999,401          --         31     999,370
State and Political
 Subdivision Securities          2,935,595     305,961         --   3,241,556
Other Securities - Debt            100,000          --         --     100,000
                                ----------     -------    -------  ----------
Total                          $36,142,833    $350,573   $     31 $36,493,375
                               ===========    ========   ======== ===========

                                September 30, 1994

U. S. Treasury Securities       41,570,909          --    225,459  41,345,450
States and Political
 Subdivision Securities          5,025,808     352,560         --   5,378,368
Other Securities - Debt            100,000          --         --     100,000
                                ----------     -------    -------  ----------
Total                          $46,696,717    $352,560   $225,459 $46,823,818
                               ===========    ========   ======== ===========

                           SECURITIES - AVAILABLE FOR SALE
                                September 30, 1995

The amortized cost and estimated market value (carrying values) of securities available for sale at September 30, 1995 and September 30, 1994, respectively follow:

                                                Gross      Gross
                                  Amortized  Unrealized  Unrealized    Fair
                                       Cost      Gains      Losses    Value

U. S. Treasury Securities       21,458,682     111,243         --  21,569,925
Federal Agency Securities       34,094,983          --    187,801  33,907,182
Other Securities - Equity           69,310          --         --      69,310
                                ----------     -------    -------  ----------
Total                          $55,622,975    $111,243   $187,801 $55,546,417
                               ===========    ========   ======== ===========

                                 September 30, 1994

U. S. Treasury Securities       14,362,514          --    526,753  13,835,761
Federal Agency Securities       27,528,087          --    701,087  26,827,000
Other Securities - Equity           69,310          --         --      69,310
                                ----------     -------  ---------  ----------
Total                          $41,959,911     $    -- $1,227,840 $40,732,071
                               ===========     ======= ========== ===========




NOTE 3.  LOANS

Major classifications of loans are summarized as follows:

(In thousands)                               1995             1994

Commercial                                $ 73,172         $ 71,692
Real Estate - Construction                   1,180               --
Real Estate - Mortgage                      42,993           48,011
Installment and Consumer                    79,140           76,500
                                           -------          -------
Loans net of unearned discount             196,485          196,203
 Allowance for loan losses                   2,000            1,725
                                           -------          -------
    Loans, net                            $194,485         $194,478

Unearned discount was $322. and $1,302 at September 30, 1995 and 1994, respectively; $1,871 at December 31, 1994.

                      ALLOWANCE FOR LOAN LOSSES

Transactions in the consolidated allowance for loan losses for the three months ended September 30, 1995 and 1994, respectively were:

(In thousands)                              1995             1994

Balance at Beginning of Period             $1,825           $1,650
Charge-offs                                  (775)            (515)
Recoveries                                    198              143
                                            -----            -----
     Net Charge-offs                         (577)            (372)
Provision for loan losses                     752              447
                                            -----            -----
     Net Increase                             175               75
                                            -----            -----
Balance, September 30,                     $2,000           $1,725
                                           ======           ======
* The provision for credit losses is included in the allowance for loan losses at September 30, 1995 and 1994, respectively.


                            IMPAIRED LOANS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in 1993. SFAS 114 was further amended by the FASB in 1994 through the issuance of Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (SFAS 118). Effective January 1, 1995, SFAS No. 114, as amended by SFAS 118, required that an impaired loan be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent". Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. For Bancorp nonaccrual loans and impaired loans, interest receipts are recognized as interest revenue or are applied to principal when management believes the ultimate collectiblity of principal is in doubt.

SFAS 114 does not apply to larger groups of homogeneous loans such as consumer installment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Small balance populations of business loans, which are not specifically reviewed in accordance with Bancorp's normal credit review procedures are also excluded from the application of SFAS 114. Bancorp's impaired loans are nonaccrual loans, as generally loans are placed in nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.

Impaired loans and the applicable valuation allowance at September 30, 1995 were:

(In Thousands)
                                                         Related
                                            Loan         Valuation
                                           Balance       Allowance

Impaired with specific
 valuation allowance                        $1,389         $  340
Impaired without specific
 valuation allowance                            --             --
                                             -----            ---
  Total Impaired Loans                      $1,389         $  340
                                            ======         ======

Collateral dependent loans which were measured at the fair value of the collateral constituted all of the impaired loans at September 30, 1995. The average recored investment in impaired loans, the amount of interest income recognized on a cash basis during the first nine months of 1995 were:

(In Thousands)

Nine Months Ended September 30, 1995

Average recorded investment in
 impaired loans                             $ 619
Interest income recognized
 during impairment                              7
Interest income recognized on a cash
 basis during impairment                        7

At March 31 and June 30, 1995, impaired loans of $266,000 and $537,000 consisted of nonaccrual business loans balances of Bancorp. The balance of impaired loans at January 1, 1995 also totaled $296,000. Because the majority of loans deemed impaired during the first nine months were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard did not require an increase to Bancorp's allowance for loan losses. The impact of adopting SFAS 114, as amended by SFAS 118, was therefore immaterial to the financial condition and operations of Bancorp as of an for the nine month period ended September 30, 1995. In accordance with SFAS 114, no retroactive application of its provisions has been made to the consolidated financial statements for periods prior to January 1, 1995.

                          NONPERFORMING ASSETS

Nonperforming Assets at September 30 were:

(In Thousands)
                                             1995           1994

Nonaccrual Loans                            $1,778         $  484
Loans 90 Days Past Due
  and still accruing                         1,322          1,877
                                             -----          -----
Total Nonperforming Loans                    3,100          2,361
Other Real Estate Owned                         24             58
                                             -----          -----
Total Nonperforming Assets                  $3,124         $2,419
                                            ======         ======

Nonperforming Loans % Total Loans             1.58%          1.20%

Nonperforming Assets % Total
 Loans and Other Real Estate Owned            1.59%          1.23%



NOTE 4.  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER
         REPURCHASE AGREEMENTS

(In Thousands)
                                                  1995       1994

Federal Funds Purchased                         $2,415     $3,260

Securities Sold Under Repurchase Agreements      1,650        480
                                                 -----      -----
   Total Federal Funds Purchased and
   Securities Sold Under Repurchase Agreements  $4,065     $3,740
                                                ======     ======

                             TWENTIETH BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

PERFORMANCE SUMMARY

Twentieth Bancorp, Inc. reported net income of $903,518 for the quarter ended September 30, 1995, and increase of 8% over net income reported in the third quarter of 1994. For the first nine months, earnings were $2,623,574 in 1995, an increase of 16.93% from the $2,243,674 reported in 1994. These increases reflected the continued positive effects of improved net interest margins and management of controllable expenses. Earnings per common share were 50 cents a share for the third quarter of 1995, compared to 47 cents a share a year earlier. For the first nine months of 1995, earnings per common share were $1.46, compared to $1.25 per common share a year earlier. Some of the increased earnings are attributed to the FDIC reducing the insurance premiums banks are required to pay on deposits.

Third quarter comparisons of total assets and net income were positive.
Total interest income for the quarter increased $668,066 or 12.33%, and interest expense increased $590,988 or 32.45% from the same period last year. This reflects the increased cost of money as rates stabilize in 1995 as compared to the rising interest trend in 1994.

Total assets increased $7,980,226 or 2.58% for the comparative quarterly periods. Total deposits increased $3,118,114 or 1.14% for the comparative quarterly periods. Growth in deposits is substantially attributed to the nine month certificate introduced in April and May, 1995, at 6.50%. Since that time the rate has been lowered to 5.10%, in line with our market competitiveness on traditional deposit instruments. The Bank has utilized "Sweep" deposits which have transferred, temporarily, $10 million in deposits on a contractual basis to a secured third party. The decrease in the amortized cost of investment securities held to maturity of $10,553,884 was
the result of securities maturing.   New securities were purchased and
placed in the available for sale category and held in the Federal funds sold until more attractive securities were available.

Combining the earnings increase with the reduction in the net unrealized loss of $760,000 results in the shareholders' equity growth of $3,284,000 for year to date comparisons. Resulting from the positive trends of the first three quarters, the market price of Twentieth Bancorp, Inc. stock has increased from $17.50 to $20.00 per share following the 3 for 1 stock split-up in May, 1995.

Our Hamlin, WV branch application has been approved and we are working to have it ready to open on December 1, 1995. This will be a full function branch with an automated teller machine, but no drive in facility.

The positive trends of the first three quarters should be maintainable through year end 1995.

PROFITABILITY MEASURE AND CAPITAL RESOURCES

Twentieth Bancorp's increased earnings in the third quarter of 1995 resulted in improvements in the key profitability measures when compared to the same period in 1994. Return on average assets was 1.12% in the first nine months of 1995, up from .98% for the same period in 1994. For the first nine months of 1995, return on average equity was 10.88%, compared to 10.33% reported a year earlier.

Equity to assets of 10.29% for the first nine months of 1995 increased 80 basis points from 9.49% in the first nine months of 1994, reflected higher earnings.

Risk-based capital ratios are another measure of capital adequacy. At September 30, 1995, the consolidated risk-adjusted capital ratios were 15.63% for Tier 1 and 16.65% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 9.95% at September 30, 1995 also was significantly above the regulatory minimum of 3.0%. Twentieth Bancorp's subsidiary bank was considered "well capitalized" as of September 30, 1995, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments of 4 cents per $100 of deposits, down from 23 cents per $100 rate that existed. A refund from FDIC is reflected in the third quarter earnings.

                               FINANCIAL RATIOS

Nine months ended September 30, 1995 and 1994, respectively.

                                             1995             1994

Return on Average Assets                     1.12%             .98%
Return on Average Equity                    10.88%           10.33%

Dividend Payout Ratio                         .21 :1           .19 :1
Equity to Assets                            10.29%            9.49%

Capital Adequacy Ratio                      10.58%            9.69%
Primary Capital Ratio                       10.85%            9.99%

Total Risk Based Capital Ratio              16.65%           15.73%
Tier 1 Risk Based Capital Ratio             15.63%           14.85%
Leverage Ratio                               9.95%            9.50%

NET INTEREST INCOME AND INTEREST MARGIN

The schedule, Comparative Operation Data, shows that Twentieth Bancorp's net income increased by $66,995 to $903,518 for the third quarter of 1995 as compared to $836,523 earned during the same period in 1994. The net interest margin for the nine months ended September 30, 1995, was 5.11%, an improvement of 35 basis points from the net interest margin recorded a year earlier. The net interest income margin for the third quarter dropped 8 basis points to 4.93% when compared to the third quarter of 1994. Yields paid on interest bearing liabilities increased to 3.95% for the third quarter of 1995, compared to 3.03% for the same period in 1994. Gross earning assets yield increased to 8.14% from 7.52% for the third quarter of 1995 over the comparable period for 1994. The improvement was due to increased volume of earning assets over interest bearing deposits which offset the decline in the net interest margin percentage during the third quarter of 1995 and 1994, respectively. Gross earning assets yield increased to 8.20% for the nine months ended September 30, 1995, from 7.22% a year earlier. Yields paid on interest bearing liabilities increased to 3.79% for the nine months ended September 30, 1995, from 2.96% as compared to a year earlier. The net interest margin increase if 35 basis points reflects the more rapid repricing of earning assets over interest bearing liabilities.

Total average loans increased $3,949,220 or 2.05% when compared to 1994 third quarter average balances. The average installment loans increased $5,836,582 or 8.32% was primarily responsible. The yield on average loans increased 96 basis points to 9.24% from the third quarter of 1994 which yielded 8.28%. Higher yields in all categories of loans were experienced. Funding for the loan growth came in part from reductions in the average balance of securities as they matured, which declined $4,101,285 for the third quarter of 1995 as compared to the same period in 1994. Average federal funds sold increased $9,092,934 or 145.94% for the third quarter of 1995 as compared to September 30, 1994.

Average total earning assets increased to a balance of $298,699,779 for the third quarter of 1995 as compared to a balance of $289,758,910 for the same period in 1994. Average total interest bearing liabilities increased to a balance of $242,634,157 for the third quarter of 1995 as compared to $239,868,835 for the same period in 1994. The shift from savings and interest bearing demand deposits to time deposits was primarily due to higher yields paid on certificates of deposits. Average time deposits for the third quarter of 1995 increased $33,299,730 or 42.48% to $111,689,761 from $78,390,031 in
1994. Average savings deposits decreased $28,711,635 or 24.06% to $90,634,783 for the third quarter of 1995 from $119,346,418 in 1994. The average yield paid on deposits, however, has lagged the increases in yield on variable rate assets, such as prime-rate based loans.

RISK EXPOSURES AND CREDIT QUALITY

Twentieth Bancorp provides as an expense an amount which reflects expected credit losses and is called the provision for loan losses, and is based on management's evaluation of the loan portfolio. The allowance for loan losses was $2 million at September 30, 1995, representing 1.02% of period-end loans, 64% of period-end nonperforming assets and a 65% coverage of nonperforming loans. Management considers the level of the allowance adequate.

At September 30, 1995, nonperforming assets of $3.1 million were up 29% from September 30, 1994. The ratio of nonperforming assets to loans and other real estate at September 30, 1995 was 1.59%, up from 1.23% at September 30, 1994. Based on current portfolio trends, and barring an unexpected deterioration in the economy, management does not expect the ratio of non-performing assets to loans and other real estate to change significantly during the remainder of 1995.

An increase in the allowance to 1% of total loans was the result of a request by the regulators, after receiving their report from the November 1994 examination. Previously, the reserve was maintained at a .85% level. It is anticipated that provisions for losses will continue to increase as a result of aging loans, primarily consumer, which have net increased over $59 million in the past three calendar years.

Other real estate owned decreased to $24 thousand as of September 30, 1995 from $58 thousand on September 30, 1994, and down from $261 thousand at year-end 1994. The closing of the Alum Creek Branch in 1994 accounted for $200 thousand placed in other real estate owned at the beginning of the year which was sold during the current quarter.

The increase in non-performing loans represent three long time well collateralized commercial customers in dissimilar activities which have experienced temporary cash flow problems but are current with their interest. Additionally, one commercial loan of $300,000 is currently in a work out situation. The effect of an aggressive three year campaign to increase indirect consumer auto loans is being felt through increased repossessions.

NONINTEREST INCOME AND EXPENSE

Noninterest income totaled $379,532 in the third quarter of 1995, a $35,616 or 10.36% increase over the third quarter of 1994. Noninterest income totaled $1,200,618 for the first nine months of 1995, a $304,264 or 33.94% increase over a year earlier which contained $188,200 in securities losses. This growth reflects increases in all noninterest income categories. Trust Department income decreased $14,876 for the third quarter of 1995 over the third quarter of 1994, but increased $19,411 or 9.82% for the nine months ended over a year earlier. Service charges increased $37,879 or 19.25% in the third quarter of 1995 in comparison to the third quarter of 1994. Fee income was up $12,613 or 35.76% for the third quarter compared to the third quarter of 1994. Fee income increased $10,938 or 5.14% for the nine months ended September 30, 1995 over the same period a year earlier. This increase resulted from fees received from a third party on the Sweep deposits.

Noninterest expense decreased $74,432 or 3.04% for the third quarter of 1995 when compared to the same period of 1994, totaling $2,373,090 for the three month period ending September 30, 1995 versus $2,447,522 for the same period in 1994. As a result of the FDIC reducing the insurance premiums banks are required to pay on deposits, a refund of $168,196 was received in the third
quarter of 1995.   Control of other expense accounts has contributed to the
reduction in this area. Dealer Commission decreased $304,763 for the nine months ended in September 30, 1995 over 1994 a year earlier from $557,203 on September 30, 1994 to $252,440 on September 30, 1995.

APPLICABLE INCOME TAXES

The applicable income tax for the nine months ended September 30, 1995 represents $1,681,836 in current and $3,375 in deferred taxes as compared to $1,206,683 in current and $24,525 in deferred for the same period in 1994. The effective tax rate on income before taxes increased 4.30% to 39.03% in 1995 from 34.73% in 1994. This increase is attributable primarily to the decrease in tax exempt income on investment securities.

FINANCIAL CONDITION

Twentieth Bancorp's assets totaled $316,833,084 at September 30, 1995, compared to $312,670,946 in assets at December 31, 1994, and $308,852,858 in assets at September 30, 1994. The increase from year to year is primarily due to the increase in total deposits. Total deposits increased $3,118,114 or 1.14% over September 30, 1994, however has decreased $1,503,409 or .54% since December 31, 1994. With the higher interest rate environment and increased competition for deposits resulted in declines in some deposit categories, including interest checking and regular savings deposits. The shift in deposits was partially due to a new nine month certificate of deposit being offered. Loans net of unearned income were up only marginally from September 30, 1994. All loan categories decreased from year-end 1994 primarily because as rates fell more attractive interest rates were available in the marketplace.

With respect to the securities held to maturity portfolio, market value exceeded book value $350,542 on September 30, 1995, consisting of $305,573 in unrealized gains and $31 in unrealized losses. The amortized cost of securities available for sale exceeded the market value $76,558 on September 30, 1995, consisting of $111,243 in unrealized gains and $187,801 in unrealized losses. The unrealized loss, net of tax effect, for the quarter ended September 30, 1995 was $50,530. Unrealized losses for the comparison quarters ending September 30, 1994 of $810,375 and $1,249,841 for December 31, 1994
illustrates the positive change in the bond market and how these securities are affected. The unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, purchased, sales, maturities and calls of securities classified as available for sale. However, it is managements opinion, after reviewing the portfolio that unrealized losses are deemed temporary in nature.

Twentieth Bancorp purchased and sold 6,550 shares of common stock during the third quarter of 1995 and has purchased and sold 17,277 shares of common stock during the first nine months of 1995. Such purchases were from shareholders wanting to sell shares and resold to new and existing share-holders. At the Annual Meeting held on March 30, 1995, the Shareholders voted to reduce the par value of all shares, to effect a 2 1/2 for 1 split, and to capitalize, at a dollar per share, $300,000 to common stock from retained earnings. On May 22, 1995 the stock split/dividend was effected. This means that each shareholder has three times the number of shares previously owned - although the total value of all of ones shares would remain the same. The common stock was reduced ratably from $52.50 to $17.50 per share. The authorized capital was increased from $1,500,000 to $3,600,000.
As a result of these transactions common stock carrying value was increased from $1,500,000 to $1,800,000 issued and outstanding. The market price of Twentieth Bancorp, Inc. stock has increased from $17.50 to $20.00 per share.

LIQUIDITY AND INTEREST SENSITIVITY

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost effective manner. Liquidity is provided through securities available for sale, federal funds sold, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Twentieth Bancorp's liquidity position is measured on a daily basis, and monitored regularly by the Asset/Liability Management committee.
The objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, accepting manageable interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

As of September 30, 1995, the Bancorp's cash and cash equivalents totaled $19,565,690 compared to $15,323,90 on December 31, 1994 and $15,487,479 on
September 30, 1994. Bancorp's securities portfolio includes $78,593,573 in unencumbered value that could have been converted to cash at September 30, 1995.

SHAREHOLDERS' EQUITY

On September 30, 1995, total shareholders' equity was $32,592,534 compared to $29,308,510 on September 30, 1994. This increase of $3,284,024 or 11.21% was primarily due to an increase in profits retained. With the adoption of SFAS 115 a reduction of shareholders' equity resulted with net unrealized losses on investment securities of $50,530 and $810,375, respectively, which represents the net unrealized loss (after tax effect) of the available for sale securities for the quarters ended September 30, 1995 and 1994. On September 30, 1995 and 1994 there were 0 and 200 shares held in treasury, respectively.

                             TWENTIETH BANCORP, INC.
                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND INTEREST MARGIN ANALYSIS
                              Three Months Ended
                       September 30, 1995               September 30, 1994

                   Interest     Average             Interest  Average
                   Average      Income/  Yields/    Average   Income/  Yields/
ASSETS             Balances     Expense  Rates      Balances  Expense  Rates
Earning Assets:
Loans:
Commercial *     $ 73,949,333 $1,779,902  9.55% $ 72,354,202 $1,557,774  8.54%
Real Estate        46,723,183  1,034,995  8.79    50,205,676    988,090  7.81
Installment and
 Consumer          75,980,598  1,766,730  9.23    70,144,016  1,474,555  8.34
                  -----------  ---------         -----------  ---------
Total Loans       196,653,114  4,581,627  9.24   192,703,894  4,020,419  8.28
                  -----------  ---------         -----------  ---------
Securities:
Taxable            83,617,743  1,232,241  5.85    85,502,949  1,234,417  5.73
Tax Exempt *        3,105,281     89,711 11.46     5,321,360    163,819 12.21
                  -----------  ---------         -----------  ---------
Total
 Securities        86,723,024  1,321,952  6.05    90,824,309  1,398,236  6.11
                  -----------  ---------         -----------  ---------
Federal Funds
 Sold and
 Securities
 Purchased
 under
 Agreements
 to Resell         15,323,641    225,765  5.85    6,230,707     70,294   4.48
                  -----------  ---------        -----------  ---------
Total Earning
 Assets           298,699,779  6,129,344  8.14  289,758,910  5,488,949   7.52
                  -----------  ---------        -----------  ---------
Non-Earning
 Assets:
Cash & Due
 From Banks        10,806,739                     9,660,658
Premises &
 Equipment, net     6,897,357                     7,010,126
Other Assets        4,375,710                     3,983,508
Reserve for
 Loan Losses       (2,068,900)                   (1,696,831)
                  -----------                   -----------
Total
 Non-earning
 Assets            20,010,906                    18,957,461
                  -----------                   -----------
TOTAL ASSETS      318,710,685                   308,716,371
                  ===========                   ===========



LIABILITIES &
 SHAREHOLDERS'
 EQUITY
Interest Bearing
 Liabilities:
 Savings           90,634,783    663,916  2.91%  119,346,418    809,548  2.69
 Demand            36,245,047    216,976  2.38    39,108,239    233,099  2.36
 Time             111,689,761  1,488,019  5.29    78,390,031    752,734  3.81
                  -----------  ---------         -----------    -------
Total Deposits    238,569,591  2,368,911  3.94   236,844,688  1,795,381  3.01
                  -----------  ---------         -----------  ---------
Purchased
 Funds              3,928,357     48,786  4.93     2,871,141     32,076  4.43
Long-Term debt        136,209      2,032  5.92       153,006      2,307  5.98
Other Interest
 Paid                      --     (2,708)                 --         --
                  -----------  ---------         -----------  ---------
Total Interest
 Bearing*         242,634,157  2,417,021  3.95   239,868,835  1,829,764  3.03

Non-Interest
 Bearing
 Demand
 Deposits          41,071,409                     38,265,755
Accrued Expenses
 & Other            2,533,395                      1,457,027
                  -----------                    -----------
Total
 Liabilities      286,238,961                    279,591,617

 Capital           32,471,724                     29,124,754
                 ------------                    -----------
TOTAL LIABILITIES
 AND CAPITAL      318,710,685                    308,716,371
                  ===========                    ===========
NET INTEREST
 INCOME/MARGIN                 3,712,323  4.93%               3,659,185  5.01%
                               =========                      =========

<F1>
* Computed on a Fully Tax-Equivalent Basis Assuming a Tax Rate of 34%

Consolidated Average Balance Sheet and Interest Margin Analysis
(continued)

                 Nine Months Ended September 30, 1995 and 1994

                                 Interest                    Interest  Average
                     Average     Income/  Yields/  Average   Income/   Yields/
ASSETS               Balances    Expense   Rates   Balances  Expense   Rates
Earning Assets:
Loans:
Commercial *     $ 75,176,996 $ 5,396,455  9.60% $72,238,567 $4,315,443  7.99%
Real Estate        47,267,597   3,029,200  8.57   51,054,836  2,908,935  7.62
Installment
 and Consumer      76,812,631   5,213,363  9.07   63,212,965  3,801,009  8.04
                  -----------   ---------         ----------  ---------
Total Loans
 Net of Unearned  199,257,224  13,639,018  9.15  186,506,368 11,025,387  7.90
                  -----------  ----------        ----------- ----------
Securities:
Taxable            78,589,782   3,477,969  5.92   88,113,102  3,735,075  5.67
Tax Exempt *        3,517,526     315,153 11.98    6,196,069    578,761 12.49
                  -----------  ----------        ----------- ----------
Total Securities   82,107,308   3,793,122  6.18   94,309,171  4,313,836  6.12
                  -----------  ----------        ----------- ----------
Fed funds sold
and securities
Purchased under
agreements
to Resell         10,140,018     446,129   5.88    6,512,875    184,202  3.78
                 -----------  ----------          ----------  ---------
Total Earning
 Assets          291,504,550  17,878,269   8.20  287,328,414  15,523,425 7.22
                 -----------  ----------         -----------  ----------
Non-Earning
 Assets:
Cash and Due
 From Banks       10,515,674                       9,484,612
Premises &
 Equipment, net    7,069,628                       6,977,690
Other Assets       4,806,708                       3,892,232
Reserve for Loan
 Losses           (2,003,245)                     (1,675,454)
                 -----------                     -----------
Total Non-earning
 Assets           20,388,765                      18,679,080
                 -----------                     -----------
TOTAL ASSETS     311,893,315                     306,007,494
                 ===========                     ===========









LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest Bearing
 Liabilities:
  Savings         96,198,474    2,090,851  2.91% 124,232,039  2,506,537  2.70%
  Demand          35,730,843      637,191  2.38   37,872,470    684,006  2.41
  Time Deposits  102,288,505    3,838,765  5.02   74,773,654  2,054,240  3.67
                 -----------    ---------        -----------  ---------
Total Deposits   234,217,822    6,566,807  3.75  236,878,163  5,244,783  2.96
                 -----------    ---------        -----------  ---------
 Purchased
   Funds           3,281,990      125,358  5.11    1,628,370     38,360  3.15
 Long Term Debt      142,311        6,404  6.02      153,854      7,057  6.13
 Other Interest
  Paid                             43,528
                 -----------    ---------        -----------  ---------
Total Interest
 Bearing *       237,642,123    6,742,097  3.79  238,660,387  5,290,200  2.96

Non-Interest
 Bearing Demand
 Deposits         40,320,487                      36,828,027
Accrued Expenses
 & Other           1,675,769                       1,469,028
                 -----------                     -----------
Total
 Liabilities     279,638,379                     276,957,442

  Capital         32,254,936                      29,050,052
                 -----------                     -----------
TOTAL
 LIABILITIES &
 CAPITAL         311,893,315                     306,007,494
                 ===========                     ===========
Net Interest
 Income/Margin                11,136,172  5.11%              10,233,225  4.76%
                              ==========                     ==========

<F1>
* Computed on a Fully Tax-equivalent Basis Assuming a Tax Rate of 34%.

                          TWENTIETH BANCORP, INC.
                         COMPARATIVE OPERATING DATA
                      (Fully Taxable Equivalent Basis)
               For Three Months Ended September 30, 1995 and 1994
                                                       Increase
                               Three Months Ended       (Decrease)
                                1995         1994     Amount    Percent
Interest Income            $ 6,129,344  $ 5,488,949   $ 640,395   11.67%
Interest Expense             2,417,021    1,829,764     587,257   32.09
                             ---------    ---------     -------
  Net Interest Income        3,712,323    3,659,185      53,138    1.45
Provision for Loan Losses      263,996      191,828      72,168   37.62
                             ---------    ---------     -------
 Net Interest Income After
  Provision for Loan Losses  3,448,327    3,467,357     (19,030)  (0.55)
Other Income                   379,532      343,916      35,616   10.36
Other Expenses               2,373,090    2,447,522     (74,432)  (3.04)
                             ---------    ---------     -------
Income Before Income Tax     1,454,769    1,363,751      91,018    6.67
                             ---------    ---------     -------
Income Taxes:
  Current and Deferred Taxes   512,678      464,715      47,963   10.32
  Tax Equivalent Adjustment     38,573       62,513     (23,940) (38.30)
                            ----------   ----------     -------
Net Income                  $  903,518   $  836,523     $66,995    8.01
                            ==========   ==========     =======
Per Share Net Income               .50          .47        0.03    6.38
                                  ====         ====        ====

           For Nine Months Ended September 30, 1995 and 1994

Interest Income            $17,878,269  $15,523,425  $2,354,844   15.17%
Interest Expense             6,742,097    5,290,200   1,451,897   27.45
                            ----------   ----------   ---------
Net Interest Income         11,136,172   10,233,225     902,947    8.82
Provision for Loan Losses      752,187      447,591     304,596   68.05
                            ----------   ----------   ---------
Net Income after
 Provision for Loan Losses  10,383,985    9,785,634     598,351    6.11
Other Income                 1,200,618      896,354     304,264   33.94
Other Expenses               7,144,528    6,987,584     156,944    2.25
                            ----------   ----------   ---------
Income Before Income Tax     4,440,075    3,694,404     745,671   20.18
Income Taxes:
  Current & Deferred Taxes   1,685,211    1,231,208     454,003   36.87
  Tax Equivalent Adjustment    131,210      219,522     (88,312) (40.23)
                            ----------    ---------   ---------
Net Income                 $ 2,623,654  $ 2,243,674   $ 379,980   16.94
                           ===========  ===========   =========
Per Share
 Net Income                       1.46         1.25        0.21   16.80
                                  ====         ====        ====

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

                                         TWENTIETH BANCORP, INC.

Date:  November 14, 1995                    B. C. McGINNIS, III
                                            B. C. McGINNIS, III
                                            PRESIDENT

Date:  November 14, 1995                    THOMAS L. McGINNIS
                                            THOMAS L. McGINNIS
                                            VICE PRESIDENT