Form 10-K
period 1995-12-31
TWENTIETH BANCORP INC
filed 1996-03-29
CIK 724098

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K


/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the calandar year ended December 31, 1995, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                             ----------------------

                         COMMISSION FILE NUMBER 2-71332

                             ----------------------

                            TWENTIETH BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           WEST VIRGINIA                                   55-0634729
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                  1900 THIRD AVENUE, HUNTINGTON, WEST VIRGINIA
                    (Address of principal executive offices)

                                  25703-0527
                                   (Zip code)

                                 (304) 526-6200
              (Registrant's telephone number, including area code)

                         Common Stock, $1.00 par value
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to fule such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X             No
                                       ---               ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon a "Conditional Stock Option Agreement" price with Horizon Bancorp, Inc. of $40.40 for the Common Stock on March 08, 1996, was approximately $43,445,635. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 08, 1996, Registrant had 1,800,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference to Parts II, III and IV of the Form 10K Report: (1) Registrant's Audited Consolidated Financial Statements for the calendar year ended December 31, 1995 (Parts I and
II).

                                  PART I

Item 1.  BUSINESS

Twentieth Street Bank was originally incorporated on September 11, 1905, as a state bank under the laws of West Virginia, and has operated as such since that time. In 1983, the Bank became a wholly owned subsidiary of Twentieth Bancorp, Inc., which is a one-bank holding company.

Twentieth Street Bank's Milton Branch was originally a separate corporation (Bank of Milton) incorporated on September 7, 1904 as a state bank under the laws of West Virginia and operated as such up to being acquired by Twentieth Street Bank on June 30, 1985.

Twentieth Street Bank's West Hamlin, Alum Creek and Harts Branches, were originally a separate corporation (First National Bank of West Hamlin) incorporated on October 24, 1964, as a national bank. The First National Bank of West Hamlin was acquired by Twentieth Bancorp, Inc. on December 31, 1984. It continued to operate as a national bank until January 1, 1990, when its operations became branches of The Twentieth Street Bank, Inc. The Alum Creek Branch was closed on March 31, 1994.

In December, 1995, the Twentieth Street Bank added a new full service branch facility in Hamlin, West Virginia on State Route 3 located in Lincoln County. Twentieth Street Bank offers all services normally offered by a full-service commercial bank, including: commercial and individual demand and time deposit accounts; commercial and individual loans; trusts; and drive-in banking services. The Milton Branch, Pea Ridge Branch and Lincoln County Branches offer all such services, with the exception of trust services. In the opinion of management, no material portion of the bank's deposits have been obtained from a single or small group of customers, and the loss of any one customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of the Bank.

The operations of The Twentieth Street Bank are conducted in Huntington, West Virginia, at the main office of the bank located at the corner of Third Avenue and Twentieth Street. The main office has two drive-in facilities. One is located at the corner of Fifth Avenue and Nineteenth Street and one behind the main facility. The operations of the Milton Branch are conducted in Milton, West Virginia, at the main office of the bank located at 1041 Church Street. The operations of the Pea Ridge Branch are conducted at 5263 Route 60 East, Huntington, West Virginia. The operations of the West Hamlin Branch are conducted in West Hamlin, West Virginia, at the corner of Sheridan Street and Shelton Avenue. Other locations in Lincoln County are in Pleasant View, Hamlin and Harts, West Virginia. The bank is a member of the Federal Deposit Insurance Corporation, and its deposits are insured as provided by law.

SUPERVISION AND REGULATION

The operations of the Bank are subject to federal and state statutes, which apply to state chartered banks. Bank operations are also subject to regulations of the West Virginia Banking Commissioner and the Federal Deposit Insurance Corporation. Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidation and the establishment of branches. The Federal Reserve Board provides guidelines to impose a risk-based capital framework. The guidelines establish the framework that make capital requirements more sensitive to risk profiles of bank holding companies. Attainment of the minimum required ratios, known as Tier I capital and Tier II capital, were phased in between 1990 and 1993. Tier I includes stockholders' equity and must be at least 4% while Tier II capital includes the allowance for loan losses. On December 31, 1993, bank holding companies must have a total capital ratio, including Tier I and Tier II capital, of at least 8%. In light of the risk-based capital guidelines and existing balances at the end of 1995, Twentieth Bancorp, Inc. substantially exceeds the minimum requirements in all profiles. The Bank has been operating under a FDIC's "Memorandum of Understanding (MOU)" for excessive number of apparent compliance violations since December 12, 1994, (see financial statements note 13).

COMPETITION

The primary market area of Twentieth Street Bank is generally defined as Cabell, Wayne and Lincoln Counties, West Virginia. As of December 31, 1995, there were 5 banks operating in those three counties. As of December 31, 1995, The Twentieth Street Bank was second in total assets of all banks within the three counties.

The Bank competes actively with national and state banks and other financial institutions, including savings and loan associations, and credit unions in their market area. In addition, the bank, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other financial services companies. As a result of deregulation presently existing in government, numerous legislative proposals are pending which would either liberalize many of the regulatory restrictions now imposed on the banks or require the banks' nonbanking competitors to comply with similar regulatory restrictions. Merger and acquisition activity has been on the increase state-wide in West Virginia over the past five years.

FINANCIAL INFORMATION

The financial disclosures required under item one are included in the Audited Consolidated Financial Statements of Twentieth Bancorp, Inc. for the year ended December 31, 1995.

Item 2.  PROPERTIES

The Twentieth Street Bank occupies the facilities at 1900 Third Avenue, in Huntington, West Virginia. There are adjacent parking facilities to the bank for the convenience of customers and employees of the bank. The main bank is a three story brick building with 31,824 square feet, with four drive up windows and an ATM access lane. A warehouse building occupies one of the lots in the area and is used for storage purposes of bank supplies, records, and equipment. The off premises facility at 1751 Fifth Avenue in Huntington is another property owned by the Bank and its limited functions restrict it to less than a branch operation per the West Virginia Code.

The Pea Ridge Branch opened for business on July 1, 1991 in the new facility located at 5263 Route 60 East, Huntington, West Virginia. The facility is a 2,000 square foot street level full service banking operation, with four drive up windows and an ATM access lane. Parking facilities are adjacent to the branch.

The Milton Branch of Twentieth Street Bank has occupied its present banking house, located at 1041 Church Street, Milton, West Virginia, since May of 1965. The building has a street level main banking floor and a full size lower level to facilitate additional operations, with 9,840 square feet. There are three drive up lanes and an ATM access lane. There are adjacent parking facilities.

The West Hamlin Branch was opened for business on October 24, 1964, on Sheridan Street in the Town of West Hamlin. These quarters were banking offices until May of 1977 at which time a new building was completed at the intersection of Sheridan and Shelton Street. The 8,640 square foot two-story building stands on a 200 x 120 foot lot and the building measures approximately 54 x 80 with potential of three drive-in lanes. An adjacent lot was purchased in 1986 for the purpose of providing additional parking. The off premises drive-in facility on leased land was opened in the spring of 1986 on State Route 10 south of West Hamlin in the community of Pleasant View.

The Harts Branch is a remodeled ranch-style dwelling containing 1600 square feet and sits on a 2 1/2 acre tract of land owned by the bank with drive-in lanes on State Route 10.

The Hamlin Branch opened for business December 6, 1995 in a leased remodeled dwelling at 828 Lynn Avenue in the town of Hamlin. This facility has on street parking with a walk up ATM.

The bank has made a high commitment to increasing service through a network of six automatic teller machines (ATM) located in strategic areas throughout Cabell County. The bank's ATMs are members of the MAC Network, a regional network centered in Cincinnati, Ohio with access to the nationwide CIRRUS ATM network.

Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Twentieth Bancorp, Inc. or it's subsidiary bank are a party to and no known proceedings are contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                         PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS

Although there have been comparatively few trades, Twentieth Bancorp, Inc. shares for the most part have been traded among existing shareholders. There have been a limited number of trades through local representatives of national brokers. There were 433 shareholders of record on March 16, 1996.

The following table indicates the price fluctuations in and dividends paid on the Bancorp's stock over the past two years:

------------------------------------------------------------------------------
Two Year Quarterly Summary Concerning Common Stock
------------------------------------------------------------------------------

1995               Dividends Per Share (1)        Market Value of Common (1)
                                                            Stock
------------------------------------------------------------------------------
First Quarter              $ .--                       $17.50  -  $17.50
Second Quarter               .30                        17.50  -   17.50
Third Quarter                .--                        17.50  -   20.00
Fourth Quarter               .30                        20.00  -   20.00 (2)
                           -----
     Total                 $ .60
                           =====

1994
------------------------------------------------------------------------------
First Quarter              $ .--                       $15.83  -  $15.83
Second Quarter               .23                        15.83  -   16.67
Third Quarter                .--                        16.67  -   17.50
Fourth Quarter               .27                        17.50  -   17.50
                              --
     Total                 $ .50
                           =====

(1)  All per share data reflects a three-for-one stock split/dividend.

(2) On February 6, 1996, the Twentieth Bancorp, Inc. entered into a definitive agreement to be merged into the Horizon Bancorp, Inc. with its primary office located in Beckley, West Virginia. This merger is expected to be completed in the third quarter of 1996 and will be accounted for as a pooling-of-interest. The agreement provides for the exchange of 1.01 shares of Horizon Bancorp capital stock for each of the 1,800,000 outstanding shares of the Twentieth Bancorp. The agreement stipulates certain market price conditions that could rescind the merger. The transaction is also subject to the approvals of both the shareholders and the appropriate regulatory authorities. The Horizon Bancorp is listed on the NASDAQ Stock Exchange. A "Conditional Stock Option Agreement" on 19.9% of the Twentieth Bancorp, Inc. was given to Horizon at a stated amount of $40.40 per share on unissued common stock. This agreement is in effect until December 31, 1996.

Item 6.  SELECTED FINANCIAL DATA

------------------------------------------------------------------------------
Summary of Financial Data for Five Years                               TABLE 1
(Dollars in Thousands, Except Per Share Data)
------------------------------------------------------------------------------

                           1995        1994       1993        1992        1991
YEAR-END BALANCES:

 Total Assets             $317,308   $312,671   $308,345   $307,123   $286,670
 Total Earning Assets      290,442    285,587    284,186    282,263    263,913
 Total Deposits            280,257    279,064    276,383    275,852    258,397
 Shareholders' Equity       33,276     29,310     28,305     26,168     24,237

OPERATING RESULTS:

 Total Interest Income      23,716     21,014     20,382     22,526     24,624
 Total Interest Expense      9,120      7,116      7,923     10,504     13,275
 Net Interest Income        14,596     13,898     12,459     12,022     11,349
 Provision for Loan Losses   1,444        739        381        893      1,555
 Noninterest Income          1,606      1,147      1,457      1,238      1,053
 Noninterest Expense        11,347     11,152     10,558      9,655      8,731
 Net Income                  3,411      3,154      2,977      2,712      2,116

PER SHARE OF COMMON STOCK:

 Net Income (2)               1.90       1.75       1.65       1.51       1.18
 Book Value (1)              18.51      16.29      15.73      14.54      13.49
 Cash Dividends (1)            .60        .50        .47        .43        .40


AVERAGE BALANCE SHEET SUMMARY:

 Loans, Net
  of Unearned Income      $198,098   $190,175   $177,060   $159,535   $146,478
 Investment Securities      85,083     92,081    101,026    113,908    110,492
 Total Assets              312,713    307,215    304,620    299,406    281,320
 Deposits                  275,579    274,262    273,074    270,050    250,683
 Shareholders' Equity       31,590     29,106     27,535     25,234     23,056
 Average Shares
  Outstanding (1)        1,797,840  1,799,703  1,799,838  1,799,733  1,796,754

KEY FINANCIAL RATIOS:

 Return on Average Assets    1.09%      1.03%      0.98%      0.91%      0.75%
 Return on Average Equity   10.80      10.84      10.81      10.75       9.18
 Average Equity to
  Average Assets            10.10       9.47       9.04       8.43       8.20

(1) Reflects a 3-1 stock split.

(2) Per common share based on weighted average (1) common shares outstanding.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

The following management's discussion and analysis is provided to assist in understanding the performance of the Twentieth Bancorp, Inc..

Twentieth Bancorp, Inc. is a one bank holding company. The operations of The Twentieth Street Bank, Inc. are conducted in Huntington, West Virginia, at the main office of the bank located at the corner of Third Avenue and Twentieth Street, with 6 branches in Cabell and Lincoln Counties. Twentieth Street Bank offers all services normally offered by a full-service commercial bank, including: commercial and individual demand and time deposit accounts; commercial and individual loans; drive-in banking; and trust services.

Twentieth Bancorp reported net income of $3,411 December 31, 1995, an increase of $257 or 8.15% from the $3,154 reported in 1994. These increases reflected the continued positive effects of improved net interest margins and management of controllable expenses. Earnings per common share was $1.90 in 1995 an increase of 8.57% from $1.75 a share earned in 1994. Some of the increased earnings are attributed to the FDIC reducing the insurance premiums banks are required to pay on deposits.

Comparisons of total assets and net income were positive. Total interest income for the year increased $2,702 or 12.86%, and interest expense increased $2,004 or 28.16% from the same period a year earlier. This reflects the increased cost of money as rates stabilize in 1995 as compared to the rising interest trend in 1994.

Total assets increased $4,637 or 1.48% to $317,308 for the year ended December 31, 1995, from $312,671 for the year ended December 31, 1994. Total deposits increased $1,193 or .43% for the same comparative period a year earlier.
Growth in deposits is substantially attributed to the nine month certificate introduced in April and May, 1995, at 6.50%. Since that time the rate has been lowered to 5.35%, in line with our market competitiveness on traditional deposit instruments.

The combination of increased earnings, net of dividends, and net increase of $1,635 in the unrealized position of securities available for sale resulted in a shareholders' equity growth of $3,966 for year to date comparisons. Resulting from the positive trends of 1995, the market price of Twentieth Bancorp, Inc. stock had increased from $17.50 to $20.00, at year end per share following the 3 for 1 stock split-up in May, 1995.

We opened our Hamlin, West Virginia branch in December, 1995. This is a full function branch with an automated teller machine, but no drive in facility.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in Bancorp's cumulative total shareholder return on its Common Stock for the five year period ending December 31, 1995, with the cumulative total return of the NASDAQ Stock Index and the Media General Industry Group Index - 04, which consists of all banks and bank holding companies within the United States whose stock has been publicly traded for at least six years. The listings of the banks and bank holding companies in the index are not listed by SIC code. The graph assumes (i) the reinvestment of all dividends and (ii) an initial investment of $100. There is no assurance that Bancorp's stock performance will continue in the future with the same or similar trends as depicted in the graph. The Bancorp's Common Stock is not traded on any formalized exchange. Therefore, assumption of reinvestment of dividends may be effected by the lack of availability of shares to purchase.


                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                         AMONG TWENTIETH BANCORP, INC.
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX

                         1990     1991     1992    1993    1994    1995
Twentieth Bancorp, Inc.  100    110.63   128.95   148.49  169.05  199.60
Industry Index           100    141.18   168.20   198.83  188.63  266.76
Road Market              100    130.48   140.46   154.62  156.66  215.54


PROFITABILITY MEASURE AND CAPITAL RESOURCES

The return on average assets (ROA) and the return on average equity (ROE) are key measures of profitability. ROA measures how effectively Twentieth Bancorp utilizes its assets to produce net income while ROE measures the amount of income earned relative to the amount of shareholders' investment in Twentieth Bancorp. Bancorp's ROA increased to 1.09% for the year ending December 31, 1995, compared to 1.03%, and .98% for the years 1994, and 1993, respectively. ROE was 10.80% for December 31, 1995, compared to 10.84% and 10.81% for the years 1994, and 1993, respectively. Average equity to average assets of 10.10% for December 31, 1995 increased 63 basis points from 9.47% in December 31, 1994, reflected higher retained earnings.

The board of directors has recently initiated an evaluation of the bank's strategic alternatives and methods to improve shareholder value and liquidity. To assist us, we hired a nationally recognized investment banking firm, Baxter Fentriss and Company. The conclusions of this evaluation resulted in the Board taking additional steps to enhance the value of Bancorp's stock including the exploration of mergers or a sale of the bank. On February 6, 1996, The Twentieth Bancorp, Inc. entered into a definitive agreement to be merged into the Horizon Bancorp, Inc. with its primary office located in Beckley, West Virginia. This merger is expected to be completed in the third quarter of 1996 and will be accounted for as a pooling-of interest. The agreement provides for the exchange of 1.01 shares of Horizon Bancorp capital stock for each of the 1,800,000 outstanding shares of the Twentieth Bancorp. The agreement stipulates certain market price conditions that could rescind the merger. The transaction is also subject to the approvals of both the shareholders and the appropriate regulatory authorities. The Horizon Bancorp is listed on the NASDAQ Stock Exchange.

Under the terms of the definitive agreement, Twentieth Bancorp will become a wholly-owned subsidiary of Horizon Bancorp. Horizon Bancorp, a bank holding company, headquartered in Beckley, West Virginia had total assets of $614,745, total deposits of $514,475 and shareholders equity of $71,107 at December 31, 1995.

NET INTEREST INCOME

The most significant component of earnings is net interest income. This category of income is very sensitive to changes in the volume, mix and interest yield/rate of earning assets, and interest bearing liabilities. Net interest income on a federal tax equivalent basis (FTE) improved 4.1% to $14,766 in 1995 compared to $14,188 earned in 1994, which follows an increase of 10.9% for 1994 over 1993. Twentieth Bancorp's net interest income grew during 1995 by $697 or 5.02% to $14,595 from $13,898 for 1994 which followed an increase of $1,439 from 1993. This trend primarily is a result of the repricing effects of loans versus deposits whereas loan rates changed more rapidly during the upward trend in interest rates since 1993. The tax equivalent basis adjustment has been included in interest income to reflect the level of income had income on obligations of state and political subdivision exempt from income tax, being taxed at a rate of 34%, for all periods reported.

The net interest margin for the year ended December 31, 1995 increased to 5.04%, an improvement of 12 basis points from the net interest margin recorded a year earlier of 4.92% and 44 basis points increase from 4.48% in 1993.
Yields paid on interest bearing liabilities increased to 3.84% for the year ended December 31, 1995 when compared to 2.99% and 3.32% for 1994 and 1993, respectively. The increase in loan volume and yield is the primary reason for the continued increases in average earning asset yields. Total earning assets yields increased 76 basis points to 8.16% in 1995 as compared to 1994 which was 7.49%. This followed an 11 basis point increase from the 7.29% yield for 1993. Yield levels paid on interest bearing liabilities also increased 85 basis points to 3.84% in 1995 as compared to 1994 at 2.99% which had declined from 3.32% in 1993. However, the volume of interest bearing liabilities have declined from $241,017 in 1993 to $238,534 and $237,987 in 1994 and 1995,
respectively. The net interest margin increased to 5.04% during 1995 from 4.92% in 1994 which had increased from 4.48% in 1993 is directly linked to the increase in total earning asset volume as compared to the decrease in total interest bearing liabilities. Interest income is presented in Table 2 of Distribution of Average Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential in further detail.

A Rate Volume Analysis of the Changes in Interest Margin is provided in Table 3 including the effects of changes in average volume and in average interest rates on both earning assets and interest bearing liabilities.

Interest income (FTE) from average earning assets increased $2,588 or 12.1% in 1995 following an increase of $542 or 2.6% in 1994. Changes in the rates on average earning assets, primarily loans, contributed to the growth in 1995. During 1995, management tightened credit with higher interest rates which had an effect of reducing loans, while utilizing increased security yields to re-invest the loan proceeds. In addition to loan monies, matured investment securities were primarily reinvested in securities available for sale to increase liquidity for potential shifts in the market.

Interest bearing liabilities include time and savings deposits, federal funds purchased, repurchase agreements, and other borrowings. These are the primary sources of funds which support earning assets. The total expense on average interest bearing liabilities increased $2,010 or 28.2% for 1995 over 1994.
This compares to a decrease in 1994 over 1993 of $852 or 10.6%. The 1994 decrease occurred from a decline of 33 basis points in average interest rates paid on interest bearing liabilities. The shift from savings and interest bearing demand deposits to time deposits was primarily due to higher yields paid on certificates of deposits. The changes in composition of the deposits is a result of late year interest rate increases which attracted customers away from the demand accounts to time deposits in 1994. This trend continued into 1995 and resulted in higher costs for interest bearing deposits and marginal narrowing of increases in net interest margin spreads.

The effect of changing prices on financial institutions is typically different than non-banking companies since virtually all of a bank's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the corporation can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

--------------------------------------------------------------------------------
Distribution of Average Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential                                TABLE 2
$ (thousands)
--------------------------------------------------------------------------------

Years Ended                         1995                         1994
December 31,
                         Average   Income   Yield/    Average   Income   Yield/
                         Balance   Expense   Rate     Balance   Expense   Rate
ASSETS

Loans: (2)
Commercial (1)          $ 74,481   $ 7,085    9.51%   $ 72,765  $ 6,052   8.32%
Real Estate               46,969     4,037    8.59      50,743    3,916   7.72
Consumer                  76,648     6,985    9.11      66,667    5,468   8.20
                         -------    ------             -------   ------
 Total Loans (1)         198,098    18,107    9.14     190,175   15,436   8.12
                         -------    ------             -------   ------
Securities:
 Taxable                  81,312     4,808    5.91      86,183    4,914   5.70
 Tax Exempt (1)            3,771       429   11.37       5,898      733  12.43
                         -------    ------             -------   ------
 Total Securities (1)     85,083     5,237    6.15      92,081    5,647   6.13
                         -------    ------             -------   ------
Federal Funds Sold
 & Repos.                  9,722       570    5.86       6,032      243   4.02
                         -------    ------             -------   ------
Total Earning
  Assets (1)             292,903    23,914    8.16     288,288   21,326   7.40
                         -------   -------             -------   ------
Cash & Due From Banks     10,684                         9,677
Premises &
 Equipment, Net            6,886                         6,997
Other Assets               4,250                         3,938
Allowance for
 Unrealized Losses
 on Securities                --                            --
                         -------                       -------
 Loan Losses              (2,010)                       (1,685)
                         -------                       -------
 Total Assets            312,713                       307,215
                         =======                       =======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest Bearing
 Deposits:
 Demand Deposits (1)    $ 35,734   $   843    2.36%   $ 38,203  $   911   2.39%
 Savings Deposits
 (Including MMDA) (1)     93,999     2,728    2.90     121,528    3,266   2.69
 Time Deposits (1)       105,105     5,373    5.11      76,564    2,874   3.75
                         -------     -----             -------    -----
  Total Interest
  Bearing Deposits (1)   234,838     8,944    3.47     236,295    7,051   2.98
Purchased Funds (1)        3,009       152    5.06       2,086       78   3.76
Long-Term Borrowings (1)     140         8    6.01         153        9   6.08
Other Interest                --        44                  --       --
                         -------     -----             -------    -----
  Total Interest
  Bearing Liabil-
  ities (1)              237,987     9,148    3.84     238,534    7,138   2.99
                         -------     -----             -------    -----
Non-Interest Bearing:
 Demand Deposits          40,741                        37,967
Accrued Expenses
  & Other                  2,395                         1,608
Shareholders' Equity      31,590                        29,106
                         -------                       -------
  Total Liabilities
   & Shareholders'
   Equity                312,713                       307,215
                         =======                       =======
Net Interest
 Margin (1)              292,903                       288,288
                         =======                       =======
Net Interest
 Income/Yield(1)                    14,766    5.04               14,188   4.92
                                    ======    ====               ======   ====

(1)  Computed on a Fully Tax-Equivalent Basis Assuming a 34% Tax Rate.

(2)  Non-accrual loans are included in average balances.


------------------------------------------------------------------------------
Distribution of Average Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential   Cont.                       TABLE 2
$ (thousands)
------------------------------------------------------------------------------

Years Ended                         1993
December 31,
                         Average   Income   Yield/
                         Balance   Expense   Rate
ASSETS

Loans:(2)
Commercial(1)           $ 58,017   $ 4,312    7.43%
Real Estate               63,881     5,004    7.83
Consumer                  55,162     4,471    8.10
                         -------    ------
 Total Loans (1)         177,060    13,787    7.79
                         -------    ------
Securities:
 Taxable                  93,538     5,839    6.24
 Tax Exempt (1)            7,488       942   12.58
                         -------    ------
 Total Securities (1)    101,026     6,781    6.71
                         -------    ------
Federal Funds Sold
 & Repos.                  7,207       216    3.00
                         -------    ------
Total Earning
  Assets (1)             285,293    20,784    7.29
                         -------   -------
Cash & Due From Banks      8,853
Premises &
 Equipment, Net            6,810
Other Assets               5,408
Allowance for
 Unrealized Losses
 on Securities                --
                         -------
 Loan Losses              (1,744)
                         -------
 Total Assets            304,620
                         =======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest Bearing
 Deposits:
 Demand Deposits (1)    $ 36,029   $ 1,036    2.87%
 Savings Deposits
 (Including MMDA) (1)    127,264     4,199    3.30

 Time Deposits (1)        76,083     2,740    3.60
                         -------     -----
  Total Interest
  Bearing Deposits (1)   239,376     7,975    3.33
Purchased Funds (1)        1,641        15     .91
Long-Term Borrowings (1)      --        --
Other Interest                --        --
                         -------     -----
  Total Interest
  Bearing Liabil-
   ties (1)              241,017     7,990    3.32
                         -------     -----
Non-Interest Bearing:
 Demand Deposits          33,698
Accrued Expenses
  & Other                  2,370
Shareholders' Equity      27,535
                         -------
  Total Liabilities
   & Shareholders'
   Equity                304,620
                         =======
Net Interest
 Margin (1)              285,293
                         =======
Net Interest
 Income/Yield(1)                    12,794    4.48
                                    ======    ====

(1)  Computed on a Fully Tax-Equivalent Basis Assuming a 34% Tax Rate.

(2)  Non-accrual loans are included in average balances.

------------------------------------------------------------------------------
Rate-Volume Analysis of Change in Interest Margin(1)                   TABLE 3
$ (thousands)
------------------------------------------------------------------------------

                               1995 vs. 1994                1994 vs. 1993
                             Due to Change in             Due to Change in
                        Volume      Rate    Total    Volume     Rate     Total
Earning Assets
Loans:
Commercial (1)         $   145    $  888    $1,033   $ 1,185   $   555   $ 1,740
Real Estate               (228)      349       121    (1,015)      (73)   (1,088)
Consumer                   871       646     1,517       943        54       997
                        ------     -----    ------    ------    ------    ------
Total Loans(1)(2)          788     1,883     2,671     1,113       536     1,649

Securities:
Taxable                   (308)      202      (106)     (440)     (485)     (925)
Tax Exempt (1)            (246)      (58)     (304)     (198)      (11)     (209)
                        ------     -----     -----     -----     -----     -----
Total Securities(1)       (554)      144      (410)     (638)     (496)   (1,134)

Federal Funds Sold
 & Repos                   187       140       327      ( 24)       51        27
                        ------     -----     -----     -----     -----     -----
Total Earning Assets(1)    421     2,167     2,588       451        91       542
                        ------     -----     -----     -----     -----     -----

Interest Bearing
 Liabilities:
Demand Deposits (1)       (495)      427       (68)      (45)      (79)     (124)
Savings Deposits (1)      (203)     (335)     (538)      273    (1,206)     (933)
Time Deposits (1)        1,268     1,231     2,499        17       116       133
                        ------     -----     -----      ----     -----     -----
Total Interest
 Bearing Deposits(1)       570     1,323     1,893       245    (1,169)     (924)
Purchased Funds (1)         41        33        74         5        58        63
Long-Term
 Borrowings (1)             (1)        0        (1)        9         0         9
Other Interest(1)            0        44        44         0         0         0
                        ------     -----     -----     -----     -----     -----
Total Interest
 Bearing Liabilities(1)    609     1,401     2,010       259    (1,111)     (852)
                        ------     -----     -----     -----     -----     -----
Net Interest Income(1)    (188)      766       578       192     1,202     1,394
                        ======     =====     =====     =====     =====     =====

(1)  Computed on a Fully Tax-Equivalent Basis Assuming a 34% Tax Rate.

(2) Non-accrual loans are included in average balances and income on such loans is recognized on a cash basis.

Variances caused by the change in rate times the changes in balances are allocated to rate.

NONINTEREST INCOME

Excluding securities gains and losses (net of tax benefit), noninterest income increased $114 or 7.6% in 1995 following a 1994 increase of $46 or 3.2% over 1993. As a percentage of average total assets, other noninterest income, excluding security gains and losses, increased to .51% for 1995 from .49% and
 .47% in 1994 and 1993, respectively. Trust Department income decreased $22 or 4.8% in 1995 following a 1994 increase of $45 or 10.7% when compared to 1993. Service charges on deposits increased $115 or 14.9% in 1995 following an increase of $68 or 9.7% in 1994 when compared to 1993. The increases in 1993 through 1995 were due to increases in service charges for all consumer deposit account products. The trust department decrease for 1995 compared to 1994 was a result of a one-time estate charges volume in 1994 for existing customers while the normal trend in regular fees have increased.

Security gains and losses are taken in accordance with investment strategies for improving the quality, liquidity, or average yield of the investment portfolio. There were no sales of investments held to maturity in 1995 and 1994, however, 1994 exchanges made within 90 days of maturity yielded gross gains of $5 and gross losses of $4. Early call of securities, held to maturity, in 1993 resulted in a gross gain of $10. There were no sales of investments held for sale during 1995, however, gross realized losses from securities held for sale during 1994 were $347 on proceeds of $9,049.

NONINTEREST EXPENSES

The management of noninterest expenses is essential in achieving growth and stability in earnings, to the extent that long-term goals are not abandoned for short-term gains. This is accomplished by managing a comprehensive budgeting process and continuing the review of operating efficiencies at all levels of operations. Noninterest expenses are frequently referred to as overhead, they are the costs which are incurred through normal operation. During 1995, total noninterest expenses decreased $176 or 1.9% over 1994 following an increase of $233 or 2.5% for 1994 over 1993.

Pension and employee benefits increased $104 or 22.8% in 1995 over 1994. This increase is directly attributable to the increase in profit sharing contribution of $80, and a $114 or 3.4% increase in salaries. Salaries increased $76 or 2.3% in 1994 over 1993. Salary increases represent normal increases to existing employees throughout the periods from 1993 through 1995. Employee benefit increases coincide with salary increases for the periods 1993 through 1995, except for the inclusion of $237 in 1993. This was for the redirection of pension assets, on the termination of the defined benefit plan, receivable by the Bancorp but reverted to its employees. This is discussed in
Note 11 to the consolidated financial statements.

Occupancy, furniture and equipment expenses have increased to $1,139 in 1995 as compared to $1,079 in 1994 and $1,001 in 1993. These increases represent routine maintenance cost increases as a result of the normal aging of the facilities and inflation.

The decrease in other operating expenses of $454 or 9.9% in 1995 over 1994 consists primarily of a decrease in dealer commission to $315 in 1995 as compared to $777 in 1994, and $326 in 1993. The primary reason was due to the credit policy change initiated by management toward indirect lending by increasing rates on auto loans. Additionally, the Federal Deposit Insurance Corporation reduced the insurance premiums banks are required to pay on deposits, as a result a refund of $168 was received in the third quarter of 1995.

The remaining decrease in noninterest expense is broad based and not associated with any one specific item. Control of other expense accounts has also contributed to the reduction in this area. As a percentage of average total assets, other expenses were 3.0%, 3.1% and 3.0 for the years 1995, 1994, and 1993, respectively.

FEDERAL INCOME TAXES

Current federal income taxes increased to $1,738 for 1995 as compared to $1,472 and $1,240 for 1994 and 1993, respectively. This increase stems from a combination of investment strategies in reducing the holding of tax exempt securities and increased earnings in the loan portfolio. The State of West Virginia liability amounted to $343, $293 and $249 in the years 1995, 1994, and 1993, respectively.

The statutory federal tax rate was 34% for the years 1995, 1994 and 1993. The primary differences between applying statutory rates to income before income taxes and deriving the current federal income tax expense is tax-exempt loan and security income. The effective tax rate, applicable income taxes expressed as a percentage of income before taxes, was 37.17% in 1995, 34.32% in 1994 and 30.15% in 1993. During 1995 an examination by the Internal Revenue Service was completed for the years 1993 and 1992. The examination resulted in an additional net federal and state income tax provision of $30 which has been included in the results of operations for the year ended December 31, 1995.
The resulting net interest paid of $43, due primarily to timing differences in loan loss recognition, also is reflected in current operations. Additional information concerning income taxes are contained in Note 9 of the Notes to the Financial Statements.

Additionally, reported federal income taxes do not represent the total tax cost. The benefit of paying reduced federal income taxes on interest earned from tax-exempt loans and securities is partially offset by accepting lower pre-tax yields on these investments, when compared to yields available on alternative taxable transactions.

QUARTERLY RESULTS OF OPERATIONS

A summary of quarterly results of operations for the years ended December 31, 1995 and 1994 is presented in the table below. The results of operations for the first three quarters of 1995 have been discussed in our quarterly reports to shareholders. Net income for the fourth quarter of 1995 decreased $122 or 13.4% as compared to the same quarter in 1994. On a per share basis, fourth quarter earnings were $0.44 compared to $0.50 in 1994. The primary reasons for the reduction was increased provision for loan losses of $401 when compared to 1994 primarily due to late quarter charge-offs of two large commercial customers. The decrease in net interest income of $293 or 7.5% was primarily due to the increase of total interest expense of $541 or 29.2% net of an increase in total interest income of $248 or 4.3% in the fourth quarter over the same period in 1994. This is the result of the late year narrowing of the interest margin as loans declined from earlier periods. Other income for the second quarter of 1994 contains security losses of $188.

------------------------------------------------------------------------------
Two Year Summary of Income                                             TABLE 4
$ (thousands, except per share data)
------------------------------------------------------------------------------

                         1995 by Quarter               1994 by Quarter
                 Fourth   Third  Second   First  Fourth   Third  Second   First
Interest Income  $5,984  $6,086  $5,921  $5,725  $5,736  $5,418  $5,037  $4,823
Interest Expense  2,393   2,412   2,304   2,011   1,852   1,821   1,743   1,700
                  -----   -----   -----   -----   -----   -----   -----   -----
 Net Interest
  Income          3,591   3,674   3,617   3,714   3,884   3,597   3,294   3,123
Provision for
 Loan Losses        692     264     198     290     291     192     187     69
                  -----   -----   -----   -----   -----   -----   -----   -----
Net Interest
 Income after
 Provision for
 Loan Losses      2,899   3,410   3,419   3,424   3,593   3,405   3,107   3,054
                  -----   -----   -----   -----   -----   -----   -----   -----
Other Income        406     379     382     439     251     344     143     409
Other Expenses    2,184   2,374   2,442   2,329   2,517   2,447   2,373   2,167
                  -----   -----   -----   -----   -----   -----   -----   -----
Income Before
 Income Taxes     1,121   1,415   1,359   1,534   1,327   1,302     877   1,296
Applicable
 Income Tax         333     512     541     632     417     465     306     460
                  -----   -----   -----   -----   -----   -----   -----   -----
Net Income          788     903     818     902     910     837     571     836
                  =====   =====   =====   =====   =====   =====   =====   =====

Net Income Per
 Common Share    $  .44  $  .50  $  .46  $  .50  $  .50  $  .46  $  .32  $  .46
                  =====   =====   =====   =====   =====   =====   =====   =====


LOAN PORTFOLIO

Loans are the primary use of financial resources and represent the largest component of earning assets. The prime rate stabilized in 1995 as compared to the sharp increase experienced in 1994. Total gross loans outstanding decreased 5.4% to $194.2 million for 1995 over 1994 which compared to an increase of 12.9% for 1994 over 1993. Expressed as a percentage of average earning assets, average total loans on a consolidated basis increased to 67.6% in 1995 from 66.0% in 1994 and 62.0% in 1993. However, loans were declining throughout the year of 1995 as management tightened credit with higher interest rates which had the effect of reducing loans.

A majority of loans are priced at a floating rate as shown in the table below which produces a positive impact on margins during an increasing interest rate environment. The yield on loans has increased to 9.1% in 1995 from 8.1% in 1994 and 7.8% in 1993, resulting from increased interest rates due to increase prime rate changes throughout 1994, and the tightening of credit policies on indirect lending and commercial loans.

------------------------------------------------------------------------------
Remaining Maturities of Loans                                         TABLE 5
$ (thousands)
------------------------------------------------------------------------------

                          Balance       One Year   After One Year   After Five
                    December 31, 1995    or Less    to Five Years       Years
                    -----------------   --------   --------------   ----------
Commercial,
 Financial
  and Other              $ 72,767       $  22,611     $  34,636      $  15,520
Real Estate -
 Construction                 175             175            --             --
Real Estate -
  Mortgage                 43,472           1,024         4,043         38,405
Consumer                   77,754          12,647        59,896          5,211
                          -------         -------       -------        -------
  Total Loans             194,168          36,457        98,575         59,136
                         ========         =======       =======        =======
 Loans Due after One
  Year with:
   Floating Rates        $ 94,981
   Predetermined Rates     62,730

------------------------------------------------------------------------------
Consolidated Summary of Loans by Type
$ (thousands)
------------------------------------------------------------------------------

                                1995      1994      1993     1992      1991
                                ----      ----      ----     ----      ----
Years Ended December 31,

Commercial, Financial
  & Agricultural              $ 72,767  $ 78,629  $ 70,454  $ 52,566  $ 49,549
Real Estate - Construction         175       628        --        --        --
Real Estate - Mortgage          43,472    44,629    50,516    64,463    60,075
Consumer                        77,754    81,411    60,869    54,701    39,160
                               -------   -------   -------   -------   -------
     Total Loans               194,168   205,297   181,839   171,730   148,784
 Less: Unearned Income              --         1         3        13        50
                               -------   -------   -------   -------   -------
 Loans (net of unearned)       194,168   205,296   181,836   171,717   148,734
Less: Reserve for Loan Losses    2,000     1,825     1,650     1,735     1,650
                               -------   -------   -------   -------   -------
     Net Loans                 192,168   203,471   180,186   169,982   147,084
                               =======   =======   =======   =======   =======

INVESTMENT SECURITIES

The second largest component of earning assets is investment securities. Investments play a major role as a source of liquidity and in the management of the overall sensitivity of earning assets to changes in market interest rates. Twentieth Bancorp's investment portfolio is composed of U. S. Treasury and other U. S. government agency obligations, government agency issued mortgage-backed securities, state and municipal securities, and other securities. On January 1, 1994, Bancorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires investment securities to be classified as either held to maturity, available for sale, or trading securities. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value as well as requiring trading securities to be carried at fair value. In addition, certain securities were reclassified to available for sale on January 1, 1994 as a result of the adoption. Total carrying value of investment securities increased $13.9 million or 16.9% in 1995 following a decrease of $17.5 million or 17.6% in 1994 following a decrease of $6.5 million or 6.1% in 1993. The fair values of investment securities were 101.1% of amortized cost as of the end of 1995 as compared to 97.4% of amortized cost as of the end of 1994 as compared to 102.0% for 1993.

Investment securities available for sale are being carried with a net unrealized gain of $583 at December 31, 1995 as compared to a net unrealized loss of a $1,894 at December 31, 1994. The unrealized gain, net of $198 in deferred taxes, is being carried as an increase in shareholders' equity in 1995 as compared to a loss, net of $644 in deferred taxes, which was carried as a reduction in shareholders' equity in 1994. In 1994 management utilized proceeds from the maturity of securities to fund its aggressive loan policy which yielded 199 basis points better in 1994 than investment securities.
While in 1995 the tightening of loan rates spurred the increase in investments.

However, available for sale securities were purchased two-to-one over those held to maturities to allow for the shifting of yield concentrations in the future between loans and securities.

The losses reflected under SFAS #115 in 1994 were temporary in nature due to the rapid increase in interest rates during 1994 by the Federal Reserve board in conjunction with the mix of securities being held in the investment portfolio. Unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, purchased, sales, maturities and calls of securities classified as available for sale. However, it is management's opinion, after reviewing the portfolio that any remaining unrealized losses are deemed temporary in nature.

Bancorp has three securities in U. S. government agencies available-for-sale that are structured notes. Structured notes are debt securities whose cash flow characteristics (coupon rate, redemption amount, or stated maturity) depend upon one or more indices and/or that have embedded forwards or options or are otherwise commonly known as "structured notes." These three securities are all Federal Home Loan Bank Floater issues and their interest is reset quarterly. These securities total $3,250 book value and $3,153 at fair value.

------------------------------------------------------------------------------
Investment Securities         HELD TO MATURITY                         TABLE 6
$ (thousands)
------------------------------------------------------------------------------

                        U S       Federal    State     Other   Other
                      Treasury   Agencies  Municipal    Debt   Equity   Total
December 31, 1995
Maturity:
Within one year       $20,053   $    --    $   373    $    --    $ --  $20,426
Avg. purchase yield      5.84%       --%      6.66%        --%     --%    5.85%

After one year
 through five years     9,005       999      1,632         --      --   11,636
Avg. purchase yield      5.79%     6.10%      7.79%        --%     --%    6.10%

After five years
 through ten years         --        --        627        100      --      727
Avg. purchase yield        --%       --%      7.45%      8.12%     --%    7.54%

After ten years            --        --        102         --      --      102
Avg. purchase yield        --%       --%      5.20%        --%     --%    5.20%

Non-maturing               --        --         --         --      --        --
Total amortized cost   29,058       999      2,733        100      --    32,890
Fair value             29,220     1,012      3,054        100      --    33,386

Avg. purchase yield      5.82%     6.10%      7.46%      8.12%     --%     5.98%

Average maturity
 (in years)               .83      1.67       4.17       6.17      --      1.17


December 31, 1994
Total amortized cost  $36,396   $    --    $ 5,026      $ 100    $ --  $ 41,522
Fair value             35,815        --      5,281        100      --    41,196

Avg. purchase yield      5.61%    12.32%      7.62%

Average maturity
 (in years)              1.00      2.50       7.17


December 31, 1993
Total amortized cost  $62,864   $29,958    $ 6,703      $ 125    $ --  $ 99,650
Fair value             63,710    30,475      7,365        125      --   101,675

Avg. purchase yield      5.65%     5.98%     12.71%       7.50%

Average maturity
 (in years)              1.58      3.83       2.58       89.17


------------------------------------------------------------------------------
Investment Securities
$ (thousands)                 AVAILABLE FOR SALE                       TABLE 7
------------------------------------------------------------------------------

                         U S   Federal   Mortgage-   State   Securities
                    Treasury  Agencies    Backed   Municipal   Equity    Total
December 31, 1995
 Maturity:
Within one year      $ 1,015  $ 1,993    $    --     $  --      $  --  $  3,008
Avg. purchase yield     6.03%    4.46%        --%       --%        --      4.98%

After one year
 through five years   20,818   26,414      7,828        --         --    55,060
Avg. purchase yield     6.06%    6.05%      6.44%       --%        --%     6.11%

After five years
 through ten years        --       --      1,662        --         --     1,662
Avg. purchase yield       --%      --%      6.15%       --%        --%     6.15%

After ten years           --       --         --     3,310         --     3,310
Avg. purchase yield       --%      --%        --%     5.18%        --%     5.18%

Non-maturing              --       --         --        --         69        69
Total Fair Value      21,833   28,407      9,490     3,310         69    63,109
Total Amortized Cost  21,450   28,288      9,468     3,251         69    62,525
Avg. purchase yield     6.06%    5.94%      6.39%     5.18%                6.01%

Average maturity
 (in years)             2.00     2.33       3.08     13.83                2.92%
December 31, 1994
Total amortized cost $16,533  $14,700    $11,185    $   --     $   69  $ 42,487
Fair value            15,828   14,199     10,498        --         69    40,594

Avg. purchase yield     6.09%    5.72%      6.41%

Average maturity
 (in years)             2.92     2.00       4.08


OVERNIGHT INVESTMENTS

Federal funds sold totaled $2,275 at December 31, 1995 which represents the increase over the prior year as the balance at December 31, 1994 was $-0-. In 1994 reductions of federal funds sold helped to finance the growth of the loan portfolio.

DEPOSITS

Total deposits at December 31, 1995, increased $1,193 or .4%. The shift from savings and interest-bearing demand deposits to time certificates was substantially attributed to the nine month certificate introduced in April and May, 1995 at 6.50%. Since that time the rate has been lowered to 5.35%, in line with our market competitiveness on traditional deposit instruments. Noninterest-bearing deposits totaled $41,970 and decreased $3,512 or 7.7% from December 31, 1994. Interest-bearing demand or NOW accounts totaled $46,660 down $4,954 or 9.6% from December 31, 1994. Savings accounts also decreased $20,330 or 20.9% to $76,713 at December 31, 1995 as compared to 1994. Time Deposits increased $29,989 or 35.3% to $114,914 at December 31, 1995 as compared to 1994 totals. The interest rate sensitivity of these deposits is outlined in Table 8.

BORROWED FUNDS

In connection with the acquisition of property adjacent to the main branch of the Twentieth Street Bank, the Bank issued a 6% promissory note to the owners, at their request, to be amortized over ten years. There are no significant amounts of long-term debt due in any one year.


FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

(In Thousands)

                                               1995            1994
Federal Funds Purchased                      $  945          $3,125

Securities Sold Under
 Repurchase Agreements                          300             100
                                               ----           -----
  Total Federal Funds Purchased
  and Securities Sold Under
  Repurchase Agreements                      $1,245          $3,225
                                             ======          ======

Securities sold under agreements to repurchase totaled $1,245 at December 31, 1995, and decreased $1,980 or 61.4% from December 31, 1994. The reduction in federal funds purchased was a direct result of liquidity needs at the end of 1994 as compared to the surplus at December 31, 1995.


LIQUIDITY AND INTEREST RATE SENSITIVITY

Bank Liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, federal funds sold, maturing loans and securities, and the ability to generate new deposits or borrowing as needed. Bancorp's liquidity position is measured on a daily basis, and monitored regularly by the Asset/Liability Management Committee. The objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, accepting manageable interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

As of December 31, 1995, the Bancorp's cash and cash equivalents totaled $17,728 compared to $15,324 on December 31, 1994 as a result of an increase in federal funds sold stemming from loan policies. Bancorp's securities portfolio includes $82,576 in unencumbered value that could have been converted to cash at December 31, 1995. On December 31, 1995, total shareholders' equity was $33,276 compared to $29,310 on December 31, 1994. This increase of $3,966 or 13.5% was primarily due to retention of profits of approximately $2,331 and the change in the unrealized gain/loss position from a $1,250 unrealized loss at December 31, 1994 to a $385 unrealized gain on December 31, 1995 on investment securities available-for-sale.

Asset and liability management consists of planning, implementing, and controlling the process for determining the mix and maturities of assets relative to the interest margin. The primary method for achieving this is through managing the gap position of rate sensitive assets and rate sensitive liabilities, which is presented in Table 8 below.

------------------------------------------------------------------------------
Asset and Liability Maturity and Rate Sensitivity                      TABLE 8
$ (thousands)
------------------------------------------------------------------------------

                       0-30     31-90    91-180   181-365     Total         Non-
                       Days      Days      Days     Days     1 Year    Sensitive     Total
Earning Assets:
Loans              $ 86,869   $11,109   $10,493   $22,039   $130,510   $ 63,658   $194,168
Investments (1)       3,002     7,178     8,355     8,052     26,587     69,412     95,999
Fed Funds Sold        2,275        --        --        --      2,275         --      2,275
                     ------    ------    ------    ------    -------     ------    -------
  Total Earning
   Assets            92,146    18,287    18,848    30,091    159,372    133,070    292,442
                    =======    ======    ======    ======    =======    =======    =======
Deposits:
 Noninterest-
 bearing demand(1) $     --   $    --   $    --   $    --   $     --   $ 41,970   $ 41,970
                    =======    ======    ======    ======    =======    =======    =======
Interest Bearing
 Liabilities:
Deposits:
 Interest-bearing
 demand            $ 35,957   $    --   $    --   $    --   $ 35,957   $     --   $ 35,957
 Money market
 deposit accounts    10,703        --        --        --     10,703         --     10,703
 All other savings
 deposits            76,713        --        --        --     76,713         --     76,713
 CD's $100,000
 & Over               4,734     4,771     1,795     1,988     13,288      2,025     15,313
 Interest bearing
  time deposits      19,859    21,649    18,285    17,970     77,763     21,838     99,601
                    -------    ------    ------    ------     ------     ------     ------
 Total Interest-
  Bearing Deposits  147,966    26,420    20,080    19,958    214,424     23,863    238,287

 Short-term
  borrowings          1,245        --        --        --      1,245         --      1,245
 Long-term
  borrowings              1         2         3         7         13        118        131
                    -------    ------    ------    ------    -------     ------    -------
 Total Interest-
   Bearing
   Liabilities      149,212    26,422    20,083    19,965    215,682     23,981    239,663
                    =======    ======    ======    ======    =======    =======    =======

Interest
 Sensitivity Gap   (57,066)    (8,135)   (1,235)   10,126    (56,310)

Cumulative Gap     (57,066)   (65,201)  (66,436)  (56,310)
Percentage of
 Earning
 Assets - 1995     (61.93%)   (44.49%)   (6.55%)   33.65%    (35.33%)
Ratio of
 Interest-Sensitive
 Assets to
 Interest-Sensitive
 Liabilities        61.76%     69.21%    93.85%   150.72%     73.89%
Ratio of One Year
 Cumulative Gap
 to Total Assets on
 December 31, 1995                                           (17.75%)

(1) Demand deposits do not bear interest.


EARNINGS, DIVIDENDS AND CAPITAL

A central principle in the capital planning process is to attain sufficiently high levels of profitability to ensure that capital adequacy is maintained while generating a consistent level of dividends. Total equity at December 31, 1995 was $33.3 million, an increase of 13.5% over year-end 1994. This increase of almost 4 million in equity for 1995 followed an increase of $1 million or 3.5% in 1994. These increases resulted from income retained after dividends as shown in the Consolidated Statement of Changes in Shareholders' Equity. Equity was also increased by $1.6 million at December 31, 1995 from the change in net unrealized holding gains on available-for-sale securities.

Risk-based capital ratios are another measure of capital adequacy. At December 31, 1995, the consolidated risk-adjusted capital ratios were 16.06% for Tier 1 and 17.06% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 10.09% at December 31, 1995 also was significantly above the regulatory minimum of 4.0%. Twentieth Bancorp's subsidiary bank was considered "well capitalized" as of December 31, 1995, the highest category of capitalization defined by regulatory authorities, allowing the lowest level of FDIC insurance payments. This was reduced to zero, down from 23 cents per $100 rate that existed. A refund from FDIC is reflected in 1995 earnings.

Asset growth in 1995 was outpaced by capital growth which caused the primary capital ratio to increase to 11.1 % for 1995 from 9.9% for 1994. Primary capital is total primary capital plus allowance for loan losses divided by total assets plus allowance for loan losses. The dividend per share on common stock, taking into effect the 3 for 1 stock split, in 1995 was $.60 compared to $.50 in 1994. Dividend levels paid on common stock increased 20% per share in 1995.

As of March 16, 1996, the approximate number of shareholders of Twentieth Bancorp's common stock totaled 433. Part II, Item 5 sets forth the market prices of common stock and cash dividends declared per share of common stock.

Dividends paid by the subsidiary bank to Twentieth Bancorp are the primary source of funds available to Twentieth Bancorp for the payment of dividends to its shareholders. Dividends paid by Banks are subject to restriction by banking regulations. Dividends declared in any year cannot exceed the year's net income, as defined, plus the retained net profits of the two preceding years. As of December 31, 1995, the net retained profits available for distribution as dividends in 1996 without regulatory approval are approximately $4,521 for The Twentieth Street Bank, Inc.

------------------------------------------------------------------------------
Three Year Summary of Financial Ratios                                 TABLE 9
------------------------------------------------------------------------------

                                               December 31,
                                     1995          1994          1993
Return on Average Assets            1.09%         1.03%          .98%
Return on Average Equity           10.80%        10.84%        10.81%

Dividend Payout Ratio                .32 :1        .29 :1        .28  :1
Equity to Assets                   10.49%         9.37%         9.18%

Capital Adequacy Ratio             10.79%         9.55%         9.33%
Primary Capital Ratio              11.05%         9.85%         9.66%

Total Risk Based Capital Ratio     17.06%        15.28%        15.81%
Tier 1 Risk Based Capital Ratio    16.06%        14.39%        14.90%
Leverage Ratio                     10.09%         9.51%         8.92%

RISK EXPOSURES AND CREDIT QUALITY

Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and prospective credit losses, loan performance measures, historical trends, and other circumstances, both internal and external. The provision for loan losses is established by charging operating expenses with an amount which will maintain the allowance for possible loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The provision for loan losses is determined by management, upon consideration of several factors, which includes the following: changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area. An analysis of the provision for loan losses and charge-off activity to the allowance for loan losses is presented in the following table.
Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors on a quarterly basis. Increased provisions in loan loss reserves are directly impacted by current net charged-off loans. This history is used in conjunction with request from the regulatory authorities.


------------------------------------------------------------------------------
Analysis of Allowance for Loan Losses                                 TABLE 10
$ (thousands)
------------------------------------------------------------------------------

Years Ended December 31,
                                 1995      1994      1993      1992      1991
Amount of Loans Outstanding
  at End of Period            $194,168  $205,296  $181,836  $171,717  $148,734
                               =======   =======   =======   =======   =======
Daily Average Amount of
  Loans                       $198,098  $190,175  $177,060  $159,535  $146,478
                               =======   =======   =======   =======   =======

Balance of Allowance for
  Possible Loan Losses at
   Beginning of Period        $  1,825  $  1,650  $  1,735  $  1,650  $  1,434

Loans Charged-Off:
  Commercial, Financial
   & Agricultural                  835       266       450       501       955
  Real Estate - Mortgage             0         0        60        86       120
  Consumer                         683       496       358       421       380
                                 -----     -----     -----     -----     -----
   Total Loans Charged-off       1,518       762       868     1,008     1,455
                                 -----     -----     -----     -----     -----
Recoveries of Loans
 Previously Charged-off:
  Commercial, Financial
   & Agricultural                   23        35       259        74        18
  Real Estate - Mortgage             0         0        16         9        10
  Consumer                         226       163       127       117        88
                                 -----     -----     -----     -----     -----
      Total Recoveries             249       198       402       200       116
                                 -----     -----     -----     -----     -----
Net Loans Charged-off            1,269       564       466       808     1,339

Additions to Allowance:
  Charged to Expense             1,444       739       381       893     1,555
  Attributed to Merger              --        --        --        --        --
                                 -----     -----     -----     -----     -----
Balance at the End of Period     2,000     1,825     1,650     1,735     1,650
                                 =====     =====     =====     =====     =====

Ratio of Net Charge-offs
 During Period to Average
  Loans Outstanding               .641%     .297%     .263%     .506%     .914%
                                 =====     =====     =====     =====     =====

The provision for loan losses in 1995 was $1,444, as compared to $739 for 1994. The provision for loan losses increased over net charge-offs by $175 for 1995 and 1994, respectively, and decreased $85 for 1993. Net charge-offs, as a percent of average loans outstanding, for 1995 was .64% as compared to .30% in 1994, and .26% in 1993. The upward trend in charge-offs on consumer loans are a result of aggressive indirect lending on automobile loans during the end of 1993 through 1994. The commercial net loan loss increase is primarily due to a few non recurring customer loans. See Note 4 to the consolidated financial statements for additional information in regards to nonaccruing and impaired loans.

Bancorp adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FASB 114), as of January 1, 1995. This new accounting standard requires that a loan which meets the definition of impairment be measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The applicable valuation allowance and other pertinent information on impaired loans are disclosed in Note 4 of the Consolidated Financial Statements. The year-end allowance for possible loan losses was increased from 1994's balance of $1,825 to a balance of $2,000 in 1995. The allocation of the allowance for loan losses among the major loan categories for the past five years is provided in the table below. The allocation is made according to the charge-off experience in each category in the preceding year.

------------------------------------------------------------------------------
Allocation of Allowance for Loan Losses                               TABLE 11
$ (thousands)
------------------------------------------------------------------------------

                              December 31, 1995             December 31, 1994
                                     Percent of                    Percent of
                                      Loans per                     Loans per
                                    Category to                   Category to
                        Allowance   Total Loans       Allowance   Total Loans
                        ---------   -----------       ---------   -----------
 Commercial, Financial
  & Agricultural         $ 1,280          37.5%        $   747          38.3%
Real Estate                   --          22.5              --          22.0
Consumer                     720          40.0           1,078          39.7
                           -----         -----           -----          ----
    Total                  2,000         100.0%          1,825         100.0%


                              December 31, 1993              December 31, 1992
                                     Percent of                     Percent of
                                      Loans per                      Loans per
                                    Category to                    Category to
                        Allowance   Total Loans        Allowance   Total Loans
                        ---------   -----------        ---------   -----------
Commercial, Financial
  & Agricultural          $   676          38.7%       $   917           30.6%
Real Estate                   156          27.8            165           37.5
Consumer                      818          33.5            653           31.9
                            -----         -----          -----          -----
  Total                     1,650         100.0%         1,735          100.0%


                               December 31, 1991
                                      Percent of
                                       Loans per
                                     Category to
                        Allowance    Total Loans
                        ---------    -----------
Commercial, Financial
  & Agricultural          $ 1,155          33.3%
Real Estate                   135          40.4
Consumer                      360          26.3
                            -----         -----
  Total                     1,650         100.0%

The loan classification schedule showing a summary of non-performing assets is included in the table below. Non-performing assets consist of (a) loans on a nonaccrual basis; (b) loans contractually past due ninety days or over as to interest or principal payments and not included in the nonaccrual total; (c) other real estate owned taken as loan collateral. Non-performing loan status is determined and identified by; individual loan officers; normal management information data; Internal Audit Department; Independent Auditors; Loan Review Department; or the Regulatory Examiners; and the status of such loans is monitored on an ongoing basis. In many cases, non-performing loans involve elements of collectibility such as marketable collateral or substantial outside guarantees, which would ensure the ultimate recovery of all principal and interest. Non-performing loans, which present elements of risk regarding recovery of principal and interest, require a non-interest accrual status. Loans on a nonaccrual status are those loans which (a) contain elements of principal or interest loss potential in which the principal or interest is ninety days past due; or (b) are now current but management has serious doubts as to the ability of the borrower to comply with present loan repayment terms. Any unpaid amounts at risk and previously accrued on these loans are reversed from income, and thereafter interest is recognized only to the extent payments are received or the loan has otherwise been rehabilitated. As a result of consumer lending and the company's intention to spread the credit risk among many borrowers, losses were concentrated more in the consumer sector as opposed to the commercial and real estate loans. That trend was reversed in 1995 through the use of increased interest rates.

The $200 decrease in other real estate owned is primarily due to the sale of the Alum Creek Branch which was closed in early 1994 and sold in 1995.


------------------------------------------------------------------------------
Non-Performing Assets                                                 TABLE 12
$ (thousands)
------------------------------------------------------------------------------

                                 1995      1994      1993      1992      1991
Years Ended December 31,
  Loans                         194,168   205,297   181,839   171,730   148,784

Less: Unearned Income                 0         1         3        13        50
                                -------   -------   -------   -------   -------
  Loans (net of unearned)       194,168   205,296   181,836   171,717   148,734

Less: Reserve for Loan Losses     2,000     1,825     1,650     1,735     1,650
                                -------   -------   -------   -------   -------
    Net Loans                   192,168   203,471   180,186   169,982   147,084
                                =======   =======   =======   =======   =======
Non-Performing Assets:
  Non-Accruing Loans           $  2,192  $    492  $    764  $  1,157  $    903
  Loans Past Due over 90 Days        76       622       106       511       545
                                -------   -------   -------   -------   -------
                                  2,268     1,114       870     1,668     1,448
  Other Real Estate Owned            55       261        33       871     1,325
                                -------   -------   -------   -------   -------
    Total Non-Performing
      Assets                      2,323     1,375       903     2,539     2,773
                                =======   =======   =======   =======   =======
Non-Performing Loans %
  Total Loans                     1.17%      .54%      .48%      .97%      .97%
Non-Performing Assets %
  Total Loans and OREO            1.20%      .67%      .50%     1.48%     1.86%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     TWENTIETH BANCORP, INC. AND SUBSIDIARY
                 MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

The accompanying financial statements and related financial information contained in this Annual Report were prepared by the management of Twentieth Bancorp, Inc. and its Subsidiary, The Twentieth Street Bank, Inc. in accordance with generally accepted accounting principles and where appropriate reflect management's best estimates and judgments. The financial information appearing throughout this 10-K is consistent with the consolidated financial statements.

In meeting its responsibility, management relies on systems of internal control which are designed to provide reasonable assurance that financial records are reliable for preparing financial statements, maintaining accountability for assets and that assets are safeguarded against loss from unauthorized use or dispositions. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived.
Management believes the Bancorp's system of internal control provides reasonable assurance that the Bancorp's assets are safeguarded and that its financial records are reliable.

The Bancorp's internal auditors and independent auditors have direct access to the Audit Committee of the Board of Directors. This Committee is comprised entirely of outside directors and meets periodically with management, the internal auditor and the independent auditors to ensure the financial accounting and audit process are properly conducted.

The independent auditors, Diamond, Leftwich, Goheen & Dunn, CPA's, whose report is contained herein, are responsible for auditing the Bancorp's financial statements in accordance with generally accepted auditing standards. Their audits include procedures designed to enable them to report that the consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Twentieth Bancorp, Inc. and its Subsidiary, The Twentieth Street Bank, Inc.


/s/  B. C. MCGINNIS, III

B. C. McGinnis, III
President

INDEPENDENT AUDITOR'S REPORT


                        DIAMOND, LEFTWICH, GOHEEN & DUNN
                          Certified Public Accountants


To the Shareholders and the
Board of Directors of Twentieth Bancorp, Inc.
Huntington, West Virginia


We have audited the accompanying consolidated balance sheets of TWENTIETH BANCORP, INC. and its Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWENTIETH BANCORP, INC. and its Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ DIAMOND, LEFTWICH, GOHEEN & DUNN

Huntington, West Virginia


February 12, 1996

       TWENTIETH BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

                                                      December 31,
ASSETS                                          1995                  1994
                                                ----                  ----
Cash and due from banks                    $ 15,453,327          $ 15,323,903
Federal funds sold and securities
 purchased under reverse
 repurchase agreements                        2,275,000                    --

Investment securities (Note 3)
 Held to maturity (fair value                        --                    --
 $33,385,588 and $41,195,960)                32,890,143            41,522,115
 Available for sale
  (carried at fair value)                    63,108,750            40,593,569
                                            -----------           -----------
                                             95,998,893            82,115,684

Loans, net of unearned discount             194,167,638           205,296,460
 Less:  Allowance for loan losses
   (Note 4)                                   2,000,000             1,825,000
                                            -----------           -----------
                                            192,167,638           203,471,460

Bank premises and equipment, net (Note 5)     7,090,256             6,860,818
Earned income receivable                      2,744,546             2,598,154
Other real estate owned                          55,000               260,751
Excess of cost over net assets of
 acquisition, unamortized                       919,839             1,027,221
Other assets                                    603,907             1,012,955
                                            -----------           -----------
                                           $317,308,406          $312,670,946
                                            ===========           ===========
LIABILITIES
Deposits:
 Demand                                    $ 41,969,972          $ 45,481,873
 Demand -- interest-bearing                  46,660,054            51,613,982
 Savings                                     76,713,234            97,042,562
 Other time                                 114,914,010            84,925,338
                                            -----------           -----------
                                            280,257,270           279,063,755
Federal funds purchased and
 securities sold under repurchase
 agreements                                   1,245,000             3,225,000
Funds borrowed (Note 8)                         130,987               148,988
Accrued interest and other liabilities        2,399,333               923,634
                                            -----------            ----------
                                            284,032,590           283,361,377
Commitments and contingent liabilities
 (Note 12)                                           --                    --
                                            -----------           -----------
SHAREHOLDERS' EQUITY
Capital stock, $1 par value and
 $2.50 par value; 3,600,000 and
 1,200,000 shares authorized;
 1,800,000 and 600,000 shares
 outstanding; at December 31, 1995
 and 1994,respectively. (Note 10)             1,800,000             1,500,000
Surplus                                       7,500,000             7,500,000
Retained earnings (Note 13)                  23,590,848            21,559,410

Net unrealized gain (loss) on investment
 securities available for sale, net of
 taxes of $198,316 and $(643,858)               384,968            (1,249,841)
                                            -----------           -----------
                                             33,275,816            29,309,569
                                            -----------           -----------
                                           $317,308,406          $312,670,946
                                            ===========           ===========


The accompanying notes are an integral part of the financial statements.

                     TWENTIETH BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31,
                                            1995          1994        1993
                                            ----          ----        ----
INTEREST INCOME
Interest and fees on loans             $ 18,054,807  $ 15,373,418   $13,704,704
Interest on investment securities:
  Taxable -
   U.S. Treasury securities               2,998,387     3,265,951     3,879,305
   Obligations of other U.S. government
    agencies and corporations             1,801,499     1,640,272     1,952,034
   Other securities                           8,135         7,510         7,500
  Tax exempt -
   Obligations of states and political
    subdivisions                            282,996       483,917       621,915
Interest on federal funds sold and
 securities purchased under reverse
 repurchase agreements                      569,950       242,715       216,233
                                         ----------    ----------    ----------
                                         23,715,774    21,013,783    20,381,691
                                         ----------    ----------    ----------
INTEREST EXPENSE
Interest on deposits                      8,916,629     7,028,153     7,907,451
Interest on federal funds purchased
 and securities sold under
 repurchase agreements                      151,946        78,233        15,424
Interest on funds borrowed                    8,378         9,272            --
Other interest                               43,431            --            --
                                         ----------    ----------    ----------
                                          9,120,384     7,115,658     7,922,875
                                         ----------    ----------    ----------
Net interest income                      14,595,390    13,898,125    12,458,816

 Provision for loan losses (Note 4)       1,443,922       738,573       381,424
                                         ----------    ----------    ----------
 Net interest income after provision
  for loan losses                        13,151,468    13,159,552    12,077,392
                                         ----------    ----------    ----------
OTHER INCOME
Trust department income                     442,579       464,836       419,715
Service fees                                886,060       771,001       703,201
Securities gains (losses)                        --      (345,992)       10,000
Other                                       277,864       257,015       323,611
                                         ----------    ----------    ----------
                                          1,606,503     1,146,860     1,456,527
                                         ----------    ----------    ----------
OTHER EXPENSES
Salaries and wages                        3,515,560     3,401,434     3,324,992
Pensions and other employee
 benefits (Note 11)                         562,325       458,084       646,313
Occupancy expenses                          598,359       575,293       528,952
Furniture and equipment expenses            540,369       504,088       472,465
Other operating expenses                  4,111,749     4,565,875     4,299,022
                                         ----------    ----------    ----------
                                          9,328,362     9,504,774     9,271,744
                                         ----------    ----------    ----------
Income before income taxes                5,429,609     4,801,638     4,262,175
Applicable income taxes (Note 9)          2,018,171     1,647,939     1,285,196
                                         ----------    ----------    ----------
 Net Income                             $ 3,411,438   $ 3,153,699   $ 2,976,979
                                         ==========    ==========    ==========
 Net Income per Share * (Note 1)        $      1.90   $      1.75   $      1.65
                                         ==========    ==========    ==========

* All per share data has been adjusted to reflect the three-for-one (3-for-1) stock split on May 15, 1995.


The accompanying notes are an integral part of the financial statements.

                     TWENTIETH BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 COMMON STOCK Shares outstanding were 600,000, December 31, 1992, 1993, 1994 and 1,800,000 for December 31, 1995.

                                                                   Net Unrealized
                                                                   Gain (Loss) on
                                                                       Investment
                                                                       Securities
                         (000's)              Retained     Treasury    Available
                        Amount     Surplus    Earnings       Stock      For Sale       Total
Balance,
 December 31, 1992      $1,500    $7,500    $17,168,452   $      --    $       --    $26,168,452
Net income                  --        --      2,976,979          --            --      2,976,979
Cash dividends
 declared at $1.40
 per share                                     (840,000)                                (840,000)

Treasury shares-
Acquired (2,626)                                           (119,195)                    (119,195)
Sold      2,626                                             119,195                      119,195
                         -----     -----     ----------    --------       -------     ----------
Balance,
 December 31, 1993       1,500     7,500     19,305,431          --            --     28,305,431
                         -----     -----     ----------    --------       -------     ----------
Net unrealized loss
 on investment
 securities available
 for sale, cumulative
 effect of adoption
 of SFAS 115 on
 January 1, 1994, net
 of taxes of $164,333                                                     318,998        318,998

Net income                                    3,153,699                                3,153,699

Cash dividends declared
 at $1.50 per share                            (899,720)                                (899,720)

Treasury shares-
Acquired (2,767)                                           (136,468)                    (136,468)
Sold      2,767                                             136,468                      136,468

Net change in unrealized
 loss on investment
 securities available
 for sale, net of taxes
 of ($808,191)                                                   --    (1,568,839)    (1,568,839)
                         -----     -----     ----------    --------       -------     ----------
Balance,
 December 31, 1994      $1,500    $7,500    $21,559,410   $      --   $(1,249,841)   $29,309,569
                         -----     -----     ----------    --------       -------     ----------
Net income                                    3,411,438                                3,411,438

Cash dividends
 declared at $ .60
 per share *                                 (1,080,000)                              (1,080,000)
 Change in par value
 and 20% stock
 dividend
 effectuating a
 stock split
 (3-for-1)                 300                 (300,000)                                      --
Treasury shares * -
 Acquired  (39,111)                                        (685,543)                    (685,543)
 Sold       39,111                                          685,543                      685,543

Net change in
 unrealized gain
 (loss) on
 investment
 securities
 available
 for sale,
 net of taxes
 of $842,174                                                            1,634,809      1,634,809
                         -----     -----     ----------    --------     ---------     ----------
Balance,
December 31, 1995       $1,800    $7,500    $23,590,848   $      --    $  384,968    $33,275,816
                         =====     =====     ==========    ========     =========     ==========

*All per share data has been adjusted to reflect the three-for-one (3-for-1) stock split on May 15, 1995.

The accompanying notes are an integral part of the financial statements.

                     TWENTIETH BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Year Ended December 31,
                                    1995             1994             1993
                                    ----             ----             ----
Cash flows from
 operating activities:
  Interest received             $ 24,037,086     $ 21,861,479    $ 21,598,071
  Fees, commissions and
   other income                    1,595,649        1,460,618       1,442,527
 Bad debt recoveries                 248,824          198,174         402,067
 Interest paid                    (7,885,602)      (6,985,863)     (8,101,840)
 Cash paid for operating
  expenses                        (8,723,636)      (8,882,000)     (8,286,127)
 Income taxes paid                (2,161,249)      (1,688,396)     (1,536,176)
                                  ----------       ----------      ----------
  Net cash provided by
   operating activities            7,111,072        5,964,012       5,518,522
                                  ----------       ----------      ----------
Cash flows from
 investing activities:
  Purchases of securities
   to be held to maturity        (12,175,796)     (12,367,337)    (28,403,467)
  Proceeds from maturities
   and early call of
   securities to be held
   to maturity                    20,468,388       24,053,672      33,977,652
  Purchases of securities
   available for sale            (24,286,931)     (12,424,769)             --
  Proceeds from sales of
   securities available
   for sale                               --        9,049,375              --
  Proceeds from maturities
   and early call of securities
   available for sale              4,161,215        6,080,216              --
  Purchases of term federal
   funds and banker's
   acceptances held                       --               --      (9,986,326)
  Proceeds from term federal
   funds and banker's acceptances
   matured                                --               --       9,986,326
  Net increase (decrease)
   in loans                        9,538,123      (24,293,994)    (11,080,952)
  Capital expenditures              (736,263)        (847,026)       (359,351)
  Proceeds from sale of
   premise and equipment                  --           16,598          11,804
  Proceeds from sale of other
   real estate                       205,250               --         729,694
                                  ----------       ----------      ----------
     Net cash used in investing
      activities                  (2,826,014)     (10,733,265)     (5,124,620)
                                  ==========       ==========      ==========

Cash flows from financing
 activities:
  Net increase (decrease)
   in non interest-bearing
   demand deposits                (3,508,049)       9,195,229       2,499,801
  Net increase (decrease)
   in interest-bearing
   demand deposits                (4,953,928)         650,284       1,897,849
  Net increase (decrease)
   in savings deposits           (20,329,328)     (20,843,580)      6,504,699
  Net increase (decrease)
   in certificates of deposit
   and individual retirement
   accounts                       29,988,672       13,675,353     (10,367,985)
  Net increase (decrease)
   in federal funds purchased
   and securities sold under
   repurchase agreements          (1,980,000)         580,000        (655,000)
  Proceeds from borrowed funds            --          160,000              --
  Repayment of borrowed funds        (18,001)         (11,012)             --
  Payment of dividends            (1,080,000)        (899,720)       (840,000)
  Purchase of treasury stock        (685,543)        (136,468)       (119,195)
  Proceeds from sale of
   treasury stock                    685,543          136,468         119,195
                                  ----------       ----------      ----------
     Net cash provided by
      (used in) financing
      activities                  (1,880,634)       2,506,554        (960,636)
                                  ----------       ----------      ----------
Net increase (decrease)
 in cash and cash equivalents      2,404,424       (2,262,699)       (566,734)

Cash and cash equivalents at
 beginning of year                15,323,903       17,586,602      18,153,336
                                  ----------       ----------      ----------
Cash and cash equivalents at
 end of year                     $17,728,327      $15,323,903     $17,586,602
                                  ==========       ==========      ==========

                                           Year Ended December 31,
                                   1995              1994              1993
                                   ----              ----              ----
Supplemental disclosure of
 non-cash transactions:

 Unrealized loss (gain)
  in value of securities
  available for sale
  (net of tax effect of
  $824,174 and ($808,191),
  respectively                   $(1,634,809)     $ 1,568,839     $        --


 Non-cash transfers of
  loans and bank premises to
  other real estate                   43,000          236,751          53,313

 Non-cash transfer to
  deferred income tax benefit
  of prior period taxes paid
  resulting from tax
  examination                        120,600              --               --

 Non-cash transfer of retained
  earnings to capital stock
  representing a 20% stock
  dividend                           300,000              --               --

Reconciliation of net income
 to net cash provided by
 operating activities:

Net income                       $ 3,411,438      $ 3,153,699     $ 2,976,979

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
 Depreciation                       503,517           477,257         427,840
 Amortizations and accretions       564,232         1,045,983       1,063,897
 Provision for bad debts          1,692,746           936,747         783,491
 Provision for deferred
  income taxes                      (62,700)         (117,200)       (203,200)
 Gain on reversion
  net of net periodic
  pension cost                           --                --         237,277
 Gain on maturities of
  securities held to maturity            --            (1,227)        (10,000)
 Loss on sale of securities
  available for sale                     --           347,219              --

 Loss on sale of other real
  estate and fixed assets - net      46,809            82,973         177,505
 Decrease (increase)
  in other assets                   (51,631)          (50,358)        (70,779)
 Decrease (increase)
  in accrued income                (146,392)         (123,140)        255,865
 Increase (decrease)
  in accrued expenses                (1,351)            5,521         106,392
 Increase (decrease)
  in income taxes payable           (80,378)           76,743         (47,780)
 Increase (decrease)
  in reserve for interest         1,234,782           129,795        (178,965)
                                 ----------        ----------      ----------
                                $ 7,111,072       $ 5,964,012     $ 5,518,522
                                 ==========        ==========      ==========


The accompanying notes are an integral part of the financial statements.

                     TWENTIETH BANCORP, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Twentieth Bancorp, Inc. and its wholly-owned Subsidiary conform with generally accepted accounting principles and prevailing practices of the banking industry. The policies which materially affect the determination of financial position, changes in financial position or results of operations are summarized as follows:


o   Basis of presentation:

    The consolidated financial statements include the accounts of Twentieth Bancorp, Inc. and its wholly-owned Subsidiary, The Twentieth Street Bank, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. All liability changes due to acquisitions have also been eliminated.

o   Accounting method:

    The accompanying financial statements are prepared on the accrual method.

o   Investment securities:

    Prior to January 1, 1994, all investment securities were carried at historical cost adjusted for amortization of premiums and accretion of discounts. On January 1, 1994, the Bancorp adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified in two categories and accounted for as follows-

    Securities to be Held to Maturity represent bonds, notes and debentures for which the Bancorp has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

    Securities Available for Sale represent bonds, notes, debentures and certain equity securities not classified as securities to be held to maturity and are carried at fair value.

    Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

    Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

    Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

o   Loans and allowances for loan losses:

    Loans are stated at the principal amount outstanding, net of unearned discount and allowance for loan losses. Interest income on discounted loans is recognized using methods which approximate the interest method. Interest income on other loans is recognized using the simple interest method based upon the principal amount outstanding.

    The allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans.

    Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

    Loan origination, commitment fees and direct loan origination costs are being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of loan yield.

o   Premises and equipment:

    Buildings and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method for buildings, and an accelerated method for equipment, over the estimated useful lives of the assets.

    Estimated lives of the principal items of premises and equipment are: building and improvements - 15 to 40 years; and furniture, fixtures and equipment - 5 to 10 years. The costs of major renovations are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

o   Other real estate:

    Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value minus estimated costs to sell, determined at date of acquisition with applicable write-downs being charged to allowance for loan losses. Any subsequent write-downs to reflect current market value and expenses incurred in connection with operating these properties are charged to other operating expenses.

o   Excess of cost over net assets of acquisitions:

    The excess of cost over net assets of acquisitions included with other assets on the accompanying consolidated balance sheet is being amortized on the straight-line method over periods ranging from fifteen to twenty-five years.

o   Income taxes:

    Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes."

    The Bancorp and its Subsidiary, The Twentieth Street Bank, Inc., file a consolidated income tax return.

o   Trust assets:

    Assets (other than cash deposits with the Bank) held by the Trust Department in a fiduciary or agency capacity for customers are not included in the financial statements since such items are not assets of the Bank. Trust income is recognized on the accrual basis.

o   Earnings per share:

    Earnings per share computations are based on the weighted average number of shares outstanding during each year. The average shares outstanding for 1995, 1994 and 1993 were 1,797,840, 1,799,703, and 1,799,838, respectively, and have been restated to incorporate the three-for-one (3-for-1) stock split on May 15, 1995.

o   Cash and cash equivalents:

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, food coupons and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

o   Other:

    Bancorp capital stock when acquired for the treasury is stated at cost. Upon issuance, the treasury stock account is reduced on the first-in/first-out basis.

    Reciprocal corporate bank balances and receivables have been eliminated.

    Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued by the Financial Accounting Standards Board in March 1995. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss would be recognized if the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the assets. Measurement of an impairment loss would be based on the fair value of the asset. The statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights, and deferred tax assets. Adoption of the new accounting standard is expected to occur on January 1, 1996. Bancorp does not expect any impact to the Corporation's net income upon implementation of SFAS 121.

NOTE 2. PENDING AFFILIATION

    On February 6, 1996, the Twentieth Bancorp, Inc. entered into a definitive agreement to be merged into the Horizon Bancorp, Inc. with its primary office located in Beckley, West Virginia. This merger is expected to be completed in the third quarter of 1996 and will be accounted for as a pooling-of-interest. The agreement provides for the exchange of 1.01 shares of Horizon Bancorp capital stock for each of the 1,800,000 outstanding shares of the Twentieth Bancorp. The agreement stipulates certain market price conditions that could rescind the merger. The transaction is also subject to the approvals of both the shareholders and the appropriate regulatory authorities. The Horizon Bancorp is listed on the NASDAQ Stock Exchange.

NOTE 3. INVESTMENT SECURITIES

    On January 1, 1994, Bancorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires Investment Securities to be classified as either Held to Maturity or Available for Sale. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value. In addition, certain securities were reclassified to Available for Sale on January 1, 1994 as a result of the adoption.

Securities Held to Maturity -

                                          December 31, 1995
                                           Gross        Gross
                              Amortized  Unrealized   Unrealized    Fair
                                Cost       Gains       Losses       Value
                              ----------  ---------   ----------  ----------
U.S. Treasury securities    $ 29,057,552  $ 166,274  $   4,366  $ 29,219,460
U.S. government agencies
  and corporations               999,475     12,395         --     1,011,870
Obligations of states and
  political subdivisions       2,733,116    321,166         24     3,054,258
Other debt securities            100,000         --         --       100,000
                             -----------   --------   --------   -----------
                            $ 32,890,143  $ 499,835  $   4,390  $ 33,385,588
                             ===========   ========   ========   ===========

                                          December 31, 1994
                                           Gross        Gross
                              Amortized  Unrealized   Unrealized     Fair
                                Cost       Gains        Losses       Value
                             ----------  ----------  -----------  ----------
U.S. Treasury securities   $ 36,395,541  $     129  $  580,550  $ 35,815,120
 U.S. government agencies
  and corporations                   --         --          --            --
Obligations of states and
  political subdivisions      5,026,574    262,411       8,145     5,280,840
Other debt securities           100,000         --          --       100,000
                            -----------   --------   ----------  -----------
                           $ 41,522,115  $ 262,540  $   588,695 $ 41,195,960
                            ===========   ========   ==========  ===========

Securities Available for Sale -

                                          December 31, 1995
                                           Gross       Gross
                              Amortized  Unrealized  Unrealized     Fair
                                Cost       Gains       Losses       Value
                             ----------  ----------  ----------  -----------
U.S. Treasury securities   $ 21,450,119  $ 425,358  $   42,207  $ 21,833,270
 U.S. government agencies
  and corporations           37,755,411    296,873     155,609    37,896,675
 Obligations of states and
  political subdivisions      3,250,626     58,869          --     3,309,495
 Other equity securities         69,310         --          --        69,310
                            -----------   --------   ---------   -----------
                           $ 62,525,466  $ 781,100  $  197,816  $ 63,108,750
                            ===========   ========   =========   ===========


                                          December 31, 1994
                                           Gross       Gross
                              Amortized  Unrealized  Unrealized     Fair
                                Cost       Gains       Losses       Value
                             ----------  ----------  ----------  -----------
U.S. Treasury securities   $ 16,532,999  $      --  $  705,359  $ 15,827,640
U.S. government agencies
 and corporations            25,884,959     18,189   1,206,529    24,696,619
Obligations of states and
 political subdivisions              --         --          --            --
Other equity securities          69,310         --          --        69,310
                            -----------   --------    --------   -----------
                           $ 42,487,268  $  18,189  $1,911,888  $ 40,593,569
                            ===========   ========   =========   ===========

Amortized cost and fair value of investment securities to be held to maturity and available for sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or repay obligations.

                                 Securities              Securities
                              Held to Maturity        Available for Sale
                              ----------------        ------------------
                            Amortized     Fair        Amortized     Fair
                              Cost       Value          Cost       Value
                            ---------    ------       ---------    -----
Due within one year
 or less                  $20,425,810  $20,501,388  $ 3,010,159  $ 3,007,890
Due after one year,
 but within five           11,636,077   11,959,112   46,727,518   47,232,684
Due after five years,
 but within ten               726,700      818,574           --           --
Due after ten years           101,556      106,514    3,250,626    3,309,495
                           ----------   ----------   ----------   ----------
 Total contractual
  maturities               32,890,143   33,385,588   52,988,303   53,550,069
Mortgaged-backed
 securities                        --           --    9,467,853    9,489,371
                           ----------   ----------   ----------   ----------
 Total debt securities    $32,890,143  $33,385,588  $62,456,156  $63,039,440
                           ==========   ==========   ==========   ==========

   Investment securities with an amortized cost of $13,591,429 and $13,497,495 and fair value of $13,918,230 and $13,344,779 at December 31, 1995 and 1994,
respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required by law.

   There were no sales of investments held to maturity in 1995 and 1994, however, 1994 exchanges made within 90 days of maturity yielded gross gains of $5,449 and gross losses of $4,222. Early call of securities, held to maturity, in 1993 resulted in a gross gain of $10,000.

   There were no sales of investments held for sale during 1995, however, gross realized losses from securities held for sale during 1994 were $347,219 on proceeds of $9,049,375.

NOTE 4. LOANS

   Major classifications of loans are summarized as follows:

                                                 December 31,
                                                 -----------
                                            1995              1994
                                            ----              ----
Commercial                             $ 72,767,047      $ 78,628,994
Real estate mortgage                     43,647,159        45,257,071
Installment and consumer                 77,753,668        81,411,304
                                        -----------       -----------
                                        194,167,874       205,297,369
Less:  unearned discount                        236               909
                                        -----------       -----------
                                        194,167,638       205,296,460
Allowance for loan losses                 2,000,000         1,825,000
                                        -----------       -----------
Loans, net                             $192,167,638      $203,471,460
                                        ===========       ===========

     Loans on which the accrual of interest has been discontinued or reduced amounted to $2,192,436 and $492,334 at December 31, 1995 and 1994,
respectively.

     If these loans had been current throughout their terms, interest income would have approximated $160,994, $36,564, and $56,212 for 1995, 1994, and 1993,
respectively. Interest income on those loans, which recorded only when received, amounted to $4,251, $3,103, and $27,065 in 1995, 1994, and 1993.

    Changes in the allowance for loan losses were as follows:

                                                  December 31,
                                                  -----------
                                         1995          1994          1993
                                         ----          ----          ----
Balance, beginning of year           $ 1,825,000   $ 1,650,000   $ 1,735,000
Provision charged to operations        1,443,922       738,573       381,424
Loans charged off                     (1,517,746)     (761,747)     (868,491)
Recoveries                               248,824       198,174       402,067
                                      ----------    ----------    ----------
Balance, end of year                 $ 2,000,000   $ 1,825,000   $ 1,650,000
                                      ==========    ==========    ==========

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

    SFAS 114 does not apply to larger groups of homogeneous loans such as consumer installment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Small balance populations of business loans, which are not specifically reviewed in accordance with Bancorp's normal credit review procedures are also excluded from the application of SFAS 114. Bancorp's impaired loans are non-accrual loans, as generally loans are placed in nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on evaluation of the net realizable value of the collateral and the financial strength of the borrower.

   Impaired loans and the applicable valuation allowance at December 31, 1995 were as follows:

                                               December 31,
                                               -----------
                                                               Related
                                       Loan                    Valuation
                                       Balance                 Allowance
Impaired with specific
  valuation allowance                $1,758,006                 $482,701

Impaired without specific
  valuation allowance                        --                       --
                                      ---------                 --------
   Total impaired loans              $1,758,006                 $482,701
                                      =========                 ========

    Collateral dependent loans which were measured at the fair value of the collateral constituted all of the impaired loans at December 31, 1995. The average recorded investment in impaired loans, the amount of interest income recognized on a cash basis during 1995 were as follows:

                                             Year Ended December 31, 1995
  Average recorded investment in
    impaired loans                                      $  803,787

 Interest income recognized during
    impairment                                               6,961
 Interest income recognized on a
    cash basis during impairment                             6,961

   The balance of impaired loans at January 1, 1995 totalled $290,202. Because the majority of loans deemed impaired during the first year were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard did not require an increase to Bancorp's allowance for loan losses. The impact of adopting SFAS 114, as amended by SFAS 118, was therefore immaterial to the financial condition and operations of Bancorp for the year ended December 31, 1995. In accordance with SFAS 114, no retroactive application of its provisions has been made to the consolidated financial statements for periods prior to January 1, 1995.


NOTE 5. PREMISES AND EQUIPMENT

    Major classifications of fixed assets are summarized as follows:

                                           December 31,
                                           -----------
                                      1995             1994
                                      ----             ----
  Land                            $ 1,397,263      $ 1,397,263
  Buildings                         7,042,704        6,621,757
  Furniture and equipment           3,451,855        3,236,650
                                   ----------       ----------
                                   11,891,822       11,255,670
  Less: accumulated
    depreciation                    4,801,566        4,394,852
                                   ----------       ----------
                                  $ 7,090,256      $ 6,860,818
                                   ==========       ==========

    In December, 1995 a new branch of the Twentieth Street Bank was opened, located in Hamlin, West Virginia. Related costs of premises and equipment totalled $197,205 through December 31, 1995.

    The Alum Creek Branch, of the Twentieth Street Bank, was closed on March 31, 1994. Bank premises totalling $371,105 with a book value of $276,263 was transferred to other real estate owned at an estimated fair value of $200,000. However, it was subsequently sold in 1995 for $175,000. The losses of $25,000 and $76,263 were charged to operations for 1995 and 1994, respectively.

NOTE 6. SAVINGS AND OTHER TIME DEPOSITS

   Time deposits include certificates of deposit and individual retirement accounts in denominations of $100,000 or more which aggregate $15,313,369 and $10,743,542 in 1995 and 1994, respectively. Savings deposits of $100,000 or more amount to $11,242,305 in 1995 and $16,968,471 in 1994.

NOTE 7. FEDERAL FUNDS PURCHASED AND SECURITIES
        SOLD UNDER REPURCHASE AGREEMENTS

   Federal funds purchased and securities sold under agreements to repurchase and the weighted average interest rates paid during each of the years ended December 31, 1995, 1994, and 1993 are as follows:

                                         1995          1994           1993
                                         ----          ----           ----
  Ending balance                      $1,245,000    $3,225,000     $2,645,000
  Highest month end balance            5,800,000     6,845,000      7,625,000

  Average yearly balance               3,009,310     2,076,863      1,641,014

  Weighted average interest rate
    paid during the year                    5.05%         3.77%           .94%
  Weighted average interest rate
    as of year end                          4.86%         5.80%           .81%

   Federal funds purchased generally mature daily. Securities sold under repurchase agreements generally mature within 1 to 365 days.

NOTE 8. FUNDS BORROWED

    In connection with the acquisition of property adjacent to the main branch of the Twentieth Street Bank, the Bank issued 6% promissory notes to the owners, at their request, to be amortized over ten years.

    There are no significant amount of long-term debt due in any one year.

NOTE 9. INCOME TAXES

    The total income taxes in the statements of income are as follows:

  Year Ended                            Currently Payable
 December 31,           Federal         State       Deferred      Total
 -----------            -------         -----       --------      -----
   1995               $1,738,346    $  342,525    $  (62,700)  $2,018,171

   1994                1,472,320       292,819      (117,200)   1,647,939

   1993                1,239,750       248,646      (203,200)   1,285,196

    During 1995 an examination by the Internal Revenue Service was completed for the years 1993 and 1992. The examination resulted in an additional net federal and state income tax provision of $29,968 which has been included in the results of operations for the year ended December 31, 1995. The resulting net interest paid of $43,431, due primarily to timing differences in loan loss recognition, also reflected in current operations.

   The provision for current income taxes above include amounts related to securities transactions of $-0-, ($131,477) and $3,800 in 1995, 1994 and 1993,
respectively.

   Accumulated deferred income taxes of $238,416 and $220,000, respectively, at December 31, 1995 and 1993 are included in accrued interest and other liabilities. A deferred income tax benefit of $541,058 at December 31, 1994 is included in other assets.

   The items that caused timing differences resulting in deferred income taxes were as follows:

                                                 December 31,
                                                 -----------
                                         1995        1994        1993
                                         ----        ----        ----
  Accelerated depreciation            $356,400    $349,100    $372,100

  Loan loss deduction limitation      (334,900)   (235,900)   (171,400)

  Depreciation on replacement
   property - casualty                  18,600      18,600      19,300

  Other                                     --     (29,000)         --

  Provision for unrealized loss
   on investment securities
   available for sale                  198,316    (643,858)         --
                                       -------     -------      ------
                                     $ 238,416   $(541,058)   $220,000
                                      ========    ========     =======


   The principal reasons for the differences between federal income tax expense computed at the federal statutory rate and the Bancorp's provision for income taxes are as follows:

                                                  December 31,
                                                  -----------
                                         1995         1994           1993
                                         ----         ----           ----
  Statutory federal income tax rate         34%            34%             34%

  Federal income tax at
   statutory rate                   $1,846,067     $1,632,557      $1,449,139

  Effect of modifications at
   statutory rate -
     Tax exempt interest              (130,974)      (194,152)       (239,551)
     Amortization of purchase
      accounting adjustments            36,510         36,510          36,510
     State income tax, net of
      federal income tax effect        226,067        193,261         164,106
     Other                              36,727        (23,613)       (127,689)
     Environmental tax                   3,774          3,376           2,681
                                     ---------      ---------       ---------
                                    $2,018,171     $1,647,939      $1,285,196
                                     =========      =========       =========


NOTE 10. SHAREHOLDERS' EQUITY

   On March 30, 1995, the shareholders approved an increase in the authorized capital stock from 1,200,000 shares to 3,600,000 shares, reduced the par value of capital stock from $2.50 to $1.00 per share. Subsequently the Board of Directors declared a twenty percent (20%) stock split effected in the form of a dividend for shareholders of record on May 15, 1995 which capitalized $300,000 of retained earnings into capital stock. The combined results of these transactions complete a three-for-one (3-for-1) capital stock split. All references to per share amounts in the consolidated financial statements reflect the stock split.

NOTE 11. EMPLOYEE BENEFIT PLANS

o  Pension plan

   All employees of the Bancorp and its subsidiary who have attained the age of 21 and have completed one year of service automatically become participants in the Bancorp's profit-sharing/salary savings plan (voluntary deferred compensation plan) on the next January 1 or July 1 entry date immediately following the one year service date. Cash contributions paid or payable for the plan years 1995 and 1994 were $280,000 and $200,185 for the profit-sharing feature of this plan. Amounts paid or payable for the deferred compensation matching provision of the salary savings plan were $29,834, $33,262 and $36,666 for the plan years 1995, 1994 and 1993, respectively. The Twentieth Street Bank, Inc. serves as Trustee of this plan. Employer profit-sharing contributions are integrated with social security benefits and covered employees on the salary savings plan may contribute between 2% and 15% of their annual salary, for which the employer matches the contribution on the first 5% at a rate of 25%. Employer contributions to the profit-sharing plan vests after 5 years of service, whereas, the salary savings plan vests concurrent with the contribution.

    Prior to 1992, Bancorp employees participated in a defined benefit plan in which benefits were determined using the actuarial cost method. The plan benefits were frozen as of May 1, 1992 and only benefits accruing from May 2, 1992, through plan settlement date on August 1, 1993, were the responsibility of the Corporation. Employees were considered 100% vested at date of termination. There were no cash contributions payable for the plan year 1993 by Bancorp or its subsidiary.

   On termination of the defined benefit plan on August 1, 1993, plan assets of $4,421,698 were distributed to or on behalf of the participants in full satisfaction of all accumulated benefit obligations.

    The excess of the fair value over the projected benefit obligation was recognized in 1992 as a gain in accordance with the "Accounting for Plan Curtailment" provisions, under SFAS No. 88. This was reduced by termination benefits payable to the employees net of the excise tax on the asset reversion transaction to be returned in 1993. In July, 1993 the employer awarded to the plan participants 100% of the excess remainder after funding mandatory employee contribution balances instead of the 50% originally approved. The effect of this decision eliminated the monies to be returned to the employer and the payment of the related excise tax.

   Pension gain attributable to the defined benefit plan was comprised of the following:

                                                     The Twentieth Bancorp
                                                      Defined Benefit Plan
                                                     ---------------------
                                                              1993
                                                              ----
  Interest cost on projected benefit obligation              $110,131

  Return on plan asset                                        (60,478)

  Net amortization and deferral                              (138,424)
                                                              -------
    Net periodic pension cost                                 (88,771)

  Related excise tax benefit                                  (60,000)

  Settlement and reapplication of excess
    assets to employees                                       386,048
                                                              -------
  Amount reflected as a reduction to pension
    expense in current obligations                           $237,277
                                                              =======

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

   The Bancorp's Subsidiary, The Twentieth Street Bank, Inc., is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments, unused credit card limits and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

   The Bancorp grants retail, commercial and commercial real estate loans to customers located throughout western West Virginia, eastern Kentucky, and southern Ohio. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Although the bank has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the economic conditions in each loan's respective location.

   Substantially, all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. Most of such customers are depositors of the Bank. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in
Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

  The total amounts of off-balance-sheet instruments with credit risk at December 31, 1995 and 1994 are as follows:


                                             December 31,
                                             -----------
                                       1995              1994
                                       ----              ----
   Loan commitments                $26,660,000       $22,451,000
   Unused credit card lines          3,884,000         3,728,000
   Standby letters of credit         3,105,000         2,676,000

   Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions.

   Commitments to extend credit are obligations to loan to customers at prevailing market rates specific sums, as long as there is no violation of any preestablished condition of the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

   The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. Collateral which secures these types of commitments is the same type as collateral for other types of lending such as accounts receivable, inventory, real estate and equipment.

   Various legal proceedings are pending for and against The Twentieth Street Bank, Inc. Management, after reviewing this litigation with legal council, believes that the aggregate liability, if any, resulting from them will not have a material effect on the accompanying consolidated financial statements.

NOTE 13.  REGULATORY REQUIREMENTS AND RESTRICTIONS

   The primary source of funds for the dividends paid by the Bancorp is dividends received from its subsidiary bank. Dividends paid by banks are subject to restriction by banking regulations. Dividends declared in any year cannot exceed the year's net income, as defined, plus the retained net profits of the two preceding years. As of December 31, 1995, the net retained profits available for distribution as dividends in 1996 without regulatory approval are approximately $4,521,013 for The Twentieth Street Bank, Inc..

   Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. At December 31, 1995, regulations required a ratio of capital to assets of 6 percent. The Bank's capital, as defined by regulation, was 10.64 percent of assets at December 31, 1995.

   Regulations have been issued requiring maintenance of minimum capital levels based on asset risk. A minimum risk-based capital ratio of 8 percent and a minimum leverage ratio of 4 percent is required. The Bank's total risk-based capital ratio at December 31, 1995, was approximately 16.85 percent and its leverage ratio was approximately 10.00 percent.

   The subsidiary bank has maintained sufficient cash reserves, approximately $251,057 at December 31, 1995, to meet specific daily average balances as required by the Federal Reserve Bank and correspondent banks.

   The subsidiary bank has been operating under a FDIC's "Memorandum of Understanding (MOU)" for an excessive number of apparent compliance violations since December 12, 1994. This mandated immediate implementation of additional effective compliance programs. The progress, of the programs, were reported and reviewed quarterly by the FDIC's Division of Compliance and Consumer Affairs. The Bank was revisited by the FDIC in May of 1995 with no systemic violations being noted and the Bank was subsequently relieved from the quarterly progress report requirement in December, 1995. However, the Bank's compliance rating of "3" and the "MOU" will remain in place until a full-scope examination is completed which is scheduled for the third quarter of 1996.

NOTE 14.  RELATED PARTY TRANSACTIONS

   In the course of its business, the subsidiary bank has granted loans to executive officers, directors and principal shareholders and to affiliates of executive officers and directors. As of December 31, 1995 and 1994, loans aggregating approximately $5,273,264 and $5,237,656 respectively, were outstanding to such parties. During 1995, new loans aggregating $3,881,682 and amounts collected of $3,846,074 were transacted with such parties.

NOTE 15.  OTHER OPERATING EXPENSES

   Major classifications of operating expenses are summarized as follows:

                                                December 31,
                                                -----------
                                        1995         1994           1993
                                        ----         ----           ----
  Insurance and bonds              $  442,034   $  752,025     $  809,378
  Data processing                     839,234      751,965        731,270
  Dealer commissions and rebates      315,038      777,195        325,618
  Advertising                         248,483      259,179        223,540
  Other                             2,266,960    2,025,511      2,209,216
                                    ---------    ---------      ---------
                                   $4,111,749   $4,565,875     $4,299,022
                                    =========    =========      =========

NOTE 16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash, cash equivalents and federal funds sold -

    For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

   Investment securities -

   For investment debt securities, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If it is not available, fair value is estimated using quoted market prices for similar securities.

   Loan receivable -

   The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. The value of loans computed under this method is reduced under the assumption that the allowance for loan losses will remain at the carrying value.

   Deposits liabilities -

   The fair value of demand deposits, savings accounts, individual retirement accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and individual retirement accounts are estimated using the rates currently offered for deposits of similar remaining maturities.

   Federal funds purchased and securities sold under an agreement to repurchase-

   For those federal funds purchased and securities sold under an agreement to repurchase, the carrying amount is a reasonable estimate of fair value.

   Commitments to extend credit, unused credit card lines and standby letters of credit -

   The fair value of commitments, credit card lines and standby letters of credit are based on fees currently charged for similar agreements, taking into account the remaining terms of the agreement and the creditworthiness of the borrower. All loan commitments are made on a variable rate basis and the carrying value is a reasonable estimate of fair value.

   The estimated fair values of the Bank's financial instruments are as follows:


                                        1995                    1994
                                        ----                    ----
                                     Estimated                Estimated
                               Carrying       Fair       Carrying        Fair
                                Value        Value        Value         Value
                              --------       -----       --------       -----
Financial assets:
 Cash, cash equivalents
  and federal funds sold    $ 15,453,327  $ 15,453,327  $ 15,323,903  $ 15,323,903
 Investment securities -
  Held to maturity            32,890,143    33,385,588    41,522,115    41,195,960
  Available for sale          63,108,750    63,108,750    40,593,569    40,593,569
                             -----------   -----------   -----------   -----------
                              95,998,893    96,494,338    82,115,684    81,789,529
                             -----------   -----------   -----------   -----------
 Loans                       194,167,638                 205,296,460
  Less:  allowance for
   loan losses                 2,000,000                   1,825,000
                             -----------                 -----------
                             192,167,638   189,643,873   203,471,460   199,867,241
                             ===========                 ===========


 Financial liabilities:

  Deposits                   280,257,270   280,379,895   279,063,755   278,696,473
  Federal funds purchased
  and securities sold
  under an agreement
  to repurchase                1,245,000     1,245,000     3,225,000     3,225,000
 Unrecognized financial
 instruments:
  Loan commitments            26,660,000    26,660,000    22,451,000    22,451,000

  Unused credit card lines     3,884,000     3,884,000     3,728,000     3,728,000

 Standby letters of credit  $  3,105,000  $  3,105,000  $  2,676,000  $  2,676,000

NOTE 17. CONCENTRATION OF CREDIT RISK

   Practically all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. Practically all such customers are depositors of the Bank. Investment in state and municipal securities also include governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in
Note 4.

   At December 31, 1995, the Bank's cash included nine commercial bank deposit accounts only one of which had $1,078 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.


NOTE 18. PARENT ONLY CONDENSED FINANCIAL INFORMATION

                         Condensed Balance Sheets

                                                         December 31,
                                                         -----------
                                                    1995             1994
                                                    ----             ----
Assets
Cash                                            $   156,551      $    43,572
Investment in subsidiary bank                    32,269,509       28,331,238
Intangible assets                                   643,440          689,400
Other assets                                        362,242          303,697
                                                 ----------       ----------
                                                $33,431,742      $29,367,907
                                                 ==========       ==========
Liabilities and Equity
Liabilities                                     $   155,926      $    58,338
                                                 ----------       ----------
Common stock                                      1,800,000        1,500,000
Surplus                                           7,500,000        7,500,000
Retained earnings                                23,590,848       21,559,410
Net unrealized gain (loss) on
 investment securities available
 for sale, net of taxes of
 $198,316 and ($643,858)                            384,968       (1,249,841)
                                                 ----------       ----------
Equity                                           33,275,816       29,309,569
                                                 ----------       ----------
                                                $33,431,742      $29,367,907
                                                 ==========       ==========

                         Condensed Statements of Income

                                                  Year Ended December 31,
                                                  ----------------------
                                               1995        1994        1993
                                               ----        ----        ----
Dividends from subsidiary                   $1,235,000  $  900,000  $  850,000

Equity adjustments to subsidiary
 earnings                                    2,303,462   2,344,575   2,219,773
                                             ---------   ---------   ---------
Income                                       3,538,462   3,244,575   3,069,773
                                             ---------   ---------   ---------
Operating expenses                             150,398      91,870      92,615
Depreciation expense                            25,685      25,685      25,685
                                             ---------   ---------   ---------
                                               176,083     117,555     118,300

Net income before income taxes               3,362,379   3,127,020   2,951,473
Tax benefit provision                           49,059      26,679      25,506
                                             ---------   ---------   ---------
Net Income                                  $3,411,438  $3,153,699  $2,976,979
                                             =========   =========   =========

                    Condensed Statements of Cash Flows

                                                   Year Ended December 31,
                                                   ----------------------
                                                1995        1994        1993
                                                ----        ----        ----
Cash flows from operating activities:
  Cash paid expenses                       $   (92,800)  $   (45,886)  $    (46,679)
  Subsidiary's reimbursement for
    income taxes (net of tax
    payments)                                   50,779        13,206         27,639
  Dividends from subsidiary                  1,235,000       900,000        850,000
                                            ----------    ----------     ----------
                                             1,192,979       867,320        830,960
                                            ----------    ----------     ----------
Cash flows from financing activities:
  Payment of dividends                      (1,080,000)     (899,720)      (840,000)
  Payments to acquire treasury
    stock                                     (685,543)     (136,468)      (119,195)
  Proceeds from sale of treasury
     stock                                     685,543       136,468        119,195
                                            ----------    ----------    -----------
                                            (1,080,000)     (899,720)      (840,000)
                                            ----------    ----------    -----------
Net (decrease) increase in cash
   and cash equivalents                        112,979       (32,400)        (9,040)

Cash and cash equivalents at
  beginning of year                             43,572        75,972         85,012
                                            ----------    ---------     -----------
Cash and cash equivalents at end
  of year                                  $   156,551   $    43,572    $    75,972
                                            ==========    ==========     ==========
Reconciliation of net income to net
  cash provided by operating
  activities:
Net income                                 $ 3,411,438   $ 3,153,699    $ 2,976,979


Adjustments to reconcile net
  income to cash provided -
Depreciation and amortizations                  71,645        71,645         71,645
Increase (decrease) in accrued
  expenses and taxes                            97,588       (93,456)         2,133
Decrease (increase) in other
   assets                                      (84,230)       80,007            (24)
Increase in subsidiary equity
   investment                               (2,303,462)   (2,344,575)    (2,219,773)
                                             ---------    ----------     ----------
Net cash provided by operating
  activities                               $ 1,192,979   $   867,320    $   830,960
                                            ==========    ==========     ==========

                            TWENTIETH BANCORP, INC.

                               AND ITS AFFILIATE


                        THE TWENTIETH STREET BANK, INC.
                                 Its Branches:


                                  HARTS BRANCH

                                 MILTON BRANCH

                                PEA RIDGE BRANCH

                               WEST HAMLIN BRANCH

                                 HAMLIN BRANCH

    Notice to Shareholders                     Annual Meeting

    A copy of Form 10-K, as filed with         2:00 p.m., March 28, 1996
    the Securities Exchange Commission,        The Offices of
    will be provided to registered             The Twentieth Street Bank, Inc.
    shareholders upon written request.         1900 Third Avenue
                                               Huntington, West Virginia


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not Applicable.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names of the persons who currently serve as directors of the registrant, their ages, the periods during which they have served as directors of the registrant, their family relationships with other directors, and their principal occupation or employment:

                            TWENTIETH BANCORP, INC.

                                          Family
                             Served as   Relation-   Principal
                              Bancorp    ship with   Occupation
                             Director     Other          or
   Directors          Age     Since      Directors   Employment
Jack G. Bazemore      60       1990      None       President
                                                    Jabo Supply Corporation
                                                    Huntington, WV

William C. Dolin      58       1983      None       President
                                                    Dolin Supply Co.
                                                    Huntington, WV

Robert B. Hayes       70       1983      None       President Emeritus
                                                    Marshall University
                                                    Huntington, WV

Clarence E. Martin    56       1994      None       Chief Executive Officer and
                                                    Chief Financial Officer
                                                    Arthur's Enterprises, Inc.
                                                    Huntington, WV

B. C. McGinnis, III   53       1983      (1)        President
                                                    Twentieth Bancorp, Inc.
                                                    and Twentieth Street Bank
                                                    Huntington, WV

Jack McGinnis         67       1983      (1)        President
                                                    Huntington Land Company
                                                    Barboursville, WV

Thomas L. McGinnis    47       1990      (1)        Vice President
                                                    Twentieth Bancorp, Inc.
                                                    Executive Vice President
                                                    Twentieth Street Bank

R. O. Robertson, Jr.  70       1983      None       President
                                                    Quorum Corporation
                                                    Hurricane, WV

(1) Jack McGinnis is second cousin to B. C. McGinnis, III and Thomas L. McGinnis, brothers.

(2) The registrant's Board of Directors meets thirteen times a year, but can be called into a special meeting upon due notice as provided in the by-laws.

Executive Officers

Persons who currently serve as executive officers of Twentieth Bancorp, Inc. include the following:

                                                         BANKING EXPERIENCE
NAME                                                     AND QUALIFICATIONS
B. C. McGinnis, III                 1983 to present, Twentieth Bancorp, Inc.
Age:  53                            President, 1987.
                                    1973 to present, Twentieth Street Bank, Inc.
                                    President, 1983.

Thomas L. McGinnis                  1987 to present, Twentieth Bancorp, Inc.
Age:  47                            Vice President, 1987.
                                    1981 to present, Twentieth Street Bank, Inc.
                                    Executive Vice President, 1989.

Brian A. Shepherd                   1991 to present, Twentieth Bancorp, Inc.
Age:  45                            Vice President - Secretary, 1991.
                                    Vice President - Secretary-Treasurer, 1994.
                                    1987 to present, Twentieth Street Bank, Inc.
                                    Vice President, 1988.
                                    Vice President & Cashier, 1991.
                                    Senior Vice President & Cashier, 1995.


Item 11.  EXECUTIVE COMPENSATION


NAME OF INDIVIDUAL OR         CAPACITY IN WHICH                   CASH
   NUMBER IN GROUP                 SERVED                      COMPENSATION
Bernard C. McGinnis, III   President -
                           Twentieth Bancorp, Inc.               $172,185
                           President -
                           Twentieth Street Bank, Inc.
                           Director - Twentieth Bancorp, Inc.
                           Director - Twentieth Street Bank, Inc.

Thomas L. McGinnis         Vice President                         112,235
                           Twentieth Bancorp, Inc.
                           Executive Vice President
                           Twentieth Street Bank, Inc.


All Executive Officers as a Group                                 $361,615
 (3 persons including those named above)


The table above sets forth the remuneration paid for fiscal year 1995 to the two highest paid executive officers of Twentieth Bancorp who received in excess of $100,000 for services to the Company in 1995 and all remuneration to all executive officers as a group.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Shown below is certain information as of December 31, 1995 with respect to beneficial ownership, as determined under regulations of the Securities and Exchange Commission, of shares of the Corporation's common stock of the persons known to be the beneficial owners of more than five percent of the outstanding shares of the Corporation's common stock, of each nominee for director, and of all directors and executive officers of the Corporation as a group. Except as indicated in the footnotes, directors and officers have sole voting and investment power for the number of shares stated.


NAME AND ADDRESS OF            AMOUNT OF BENEFICIAL
 BENEFICIAL OWNER                OWNERSHIP SHARES             PERCENT
Jack McGinnis
P.O. Box 314
Barboursville, WV 25504-0314           101,388                   5.6%

Irene McGinnis
5351 Route 152
Lavalette, WV 25535-9766                99,072                   5.5%

Kermit E. McGinnis
P.O. Box 1037
Huntington, WV  25713-1037             122,016                   6.8%

Muriel McGinnis Pratt
No. 1 Partridge Court
Huntington, WV  25705-2132             100,970                   5.6%

All Executive Officers and
 Directors as a group (9 persons)      301,167                  16.7%

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors, executive officers, and principal shareholders of Twentieth Bancorp, Inc., or its Subsidiary, and members of their immediate families, their business organizations, and individuals associated with them are customers of and have had normal banking transactions with The Twentieth Street Bank, Inc. (a wholly owned subsidiary of Twentieth Bancorp). All such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Information presented in the table below presents certain related party transactions to directors, executive officers, and principal shareholders of the registrant (or its subsidiary).

                                                            TOTAL DIRECT AND
NAME                              TITLE                   INDIRECT INDEBTEDNESS
Jack G. Bazemore                  Director                          $3,581,032
William C. Dolin                  Director                             300,557
Bernard C. McGinnis, III          President & Director
                                  Twentieth Bancorp, Inc.
                                  Twentieth Street Bank                153,043
Jack McGinnis                     Director                             324,188
Thomas L. McGinnis                Vice President
                                  Twentieth Bancorp, Inc.
                                  Executive Vice President
                                  Twentieth Street Bank                 65,039
Clarence E. Martin                Director                             495,344
Muriel McGinnis Pratt             Principal Shareholder                119,605
R. O. Robertson, Jr.              Director                             162,986

All others less than $60,000 each                                       71,470
                                                                     ---------
Total Indebtedness                                                  $5,273,264
                                                                     =========

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8K.

(a)   Documents filed as a part of the report:

     (1)  Audited financial statements

          The financial statements are included in Item 8. of this Form 10-K.

     (2)  Financial Statement Schedules                N/A

     (3)  Exhibits:

          A.  Consent of experts and counsel

          B.  Notice of Special Meeting of Shareholders

          C.  Proxy Statement - Special Meeting of Shareholders

(b)  Reports on Form 8-K

         During the fourth quarter of the year ended December 31, 1995 no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Twentieth Bancorp, Inc.

                                      By:  /s/ BERNARD C. MCGINNIS, III
                                           -----------------------------
                                           Bernard C. McGinnis, III
                                           President and Chief
                                           Executive Officer


Date  March 26, 1996

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard C. McGinnis, III, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


SIGNATURE AND TITLE                                    DATE

/s/ BERNARD C. MCGINNIS, III
----------------------------------------               March 26, 1996
Bernard C. McGinnis, III
President & Chief Executive Officer

/s/ JACK G. BAZEMORE
----------------------------------------               March 26, 1996
Director

/s/ WILLIAM C. DOLIN
----------------------------------------               March 26, 1996
Director

/s/ ROBERT B. HAYES
----------------------------------------               March 26, 1996
Director

/s/ CLARENCE E. MARTIN
----------------------------------------               March 26, 1996
Director

/s/ JACK MCGINNIS
----------------------------------------               March 26, 1996
Director

/s/ THOMAS L. MCGINNIS
----------------------------------------               March 26, 1996
Director

/s/ R. O. ROBERTSON
----------------------------------------               March 26, 1996
Director

EXHIBIT A

                           CONSENT OF INDEPENDENT AUDITORS


  We consent to the incorporation by reference in this Annual Report on Form 10-K of Twentieth Bancorp, Inc. of our report dated February 12, 1996, Audited Consolidated Financial Statements of Twentieth Bancorp, Inc.


                                                DIAMOND, LEFTWICH, GOHEEN & DUNN

Huntington, West Virginia
March 26, 1996

EXHIBIT B


                            TWENTIETH BANCORP, INC.
                                 P. O. Box 5527
                      HUNTINGTON, WEST VIRGINIA 25703-0527
                    NOTICE OF SPECIAL MEETING OF SHAREHOLDERS

TO THE SHAREHOLDERS:

Notice is hereby given that pursuant to call of its directors, the special meeting of the shareholders of TWENTIETH BANCORP, INC., Huntington, West Virginia, will be held in the Third Floor Auditorium of The Twentieth Street Bank, Huntington, West Virginia, located at 1900 Third Avenue, on Tuesday, March 26, 1996, at 2:00 p.m., E.S.T., for the purpose of considering and voting upon the following matter:

     Resolved, that ARTICLE I, Section 1 of the by-laws of this corporation be amended, so that the date for the Annual Meeting of the Shareholders of this corporation is changed to the last Thursday in September of each year, commencing with the year 1996.

Only those shareholders of record at the close of business on March 16, 1996, shall be entitled to notice of the meeting and to vote at the meeting.

Previous notice has been sent to you regarding the casting of your vote in the affirmative to change the by-laws as indicated above. However, since a majority of the outstanding shares must be present in person or by Proxy in order to conduct the meeting, we urge you to date, sign and return the enclosed Proxy as promptly as possible, whether or not you plan to attend the meeting in person. If you do attend the meeting, you may then withdraw your Proxy if you so desire. The Proxy may be revoked at any time prior to its exercise, but after commencement of the special meeting, the Proxy may be revoked only in accordance with the order of business adopted for the meeting.

Dated:  February 28, 1996


                         /s/ BRIAN A. SHEPHERD
                         ----------------------------------
                         By Order of the Board of Directors
                         Brian A. Shepherd, Vice President
                         Secretary-Treasurer

EXHIBIT C


                            TWENTIETH BANCORP, INC.
                                  P.O.Box 5527
                      HUNTINGTON, WEST VIRGINIA 25703-0527

                                PROXY STATEMENT

                        SPECIAL MEETING OF SHAREHOLDERS
                           TO BE HELD MARCH 26, 1996


                                  INTRODUCTION

The accompanying Proxy is solicited by and on behalf of the Board of Directors of TWENTIETH BANCORP, INC. (the "Corporation") for use at the special meeting of shareholders to be held on Tuesday, March 26, 1996, at 2:00 p.m., in the Third Floor Auditorium of The Twentieth Street Bank, located at 1900 Third Avenue, Huntington, West Virginia, and any adjournment thereof. The Corporation anticipates that this Proxy will be sent or given to the shareholders on approximately February 28, 1996.

Only those shareholders of record as of the close of business on March 16, 1996, are entitled to notice of and to vote at the meeting and any adjournment thereof. At such time, the Corporation had and continues to have one class of stock, consisting of 1,800,000 issued and outstanding shares of common stock, of the par value of One Dollar ($1.00) per share (the "Common Stock") held by 433 shareholders.

The Corporation's by-laws provide that a majority of the common stock issued and outstanding, and present in person and/or by proxy, shall constitute a quorum. If a quorum is present at such meeting, action shall be by affirmative vote of a majority of number of shares so represented at the meeting, with each shareholder being entitled to cast one vote for each share of stock owned by him and represented at the meeting.


                            SOLICITATION OF PROXIES

Solicitation of Proxies may be made either in person or by proxy provided, however, that only such shareholder as shall be shareholders of record on the date ten (10) days before any meeting shall be entitled to vote thereat.

Shares represented at the meeting by properly executed Proxies in the accompanying form will be voted at the meeting or any adjournment thereof, and where the shareholder giving the Proxy specifies a choice by means of the ballot space provided in the form of Proxy, the share will be voted in accordance with the specifications so made. If no directions are given by the shareholder, the Proxy will be voted in accordance with the recommendations of the Board of Directors of the Corporation. Any Proxy given for use at the meeting may be revoked at any time before it is exercised by written notice or a subsequently dated Proxy is received by the Corporation, or by oral revocation given by the shareholder in person at the meeting or any adjournment thereof.