Form 10-Q
period 1996-03-31
TWENTIETH BANCORP INC
filed 1996-05-15
CIK 724098

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       --------------------

                             FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996, or

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

                           55-0634729
              (I.R.S. Employer Identification Number)

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

                  Yes  X                 No
                      ---                    ---
The number of shares outstanding of each of the issuer's classes of common stock was 1,800,000 shares of common stock, par value
$1.00, outstanding as of May 10, 1996.

FINANCIAL STATEMENTS
                            TWENTIETH BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                               MARCH 31,         DECEMBER 31,
                                           1996        1995          1995
 ASSETS
Cash and Due from Banks              $ 12,942,308  $ 12,792,140   $ 15,453,327
Federal Funds Sold and Securities
  Purchased under Reverse Repurchase
  Agreements                           10,525,000       750,000      2,275,000
Investment Securities:  (Note 3)
  Held to Maturity                     27,851,003    40,204,775     32,890,143
  Available for Sale                   68,936,083    40,370,283     63,108,750
                                      -----------   -----------    -----------
     Total Investment Securities       96,787,086    80,575,058     95,998,893
                                      -----------   -----------    -----------
Loans, net of unearned discount       186,819,336   200,239,305    194,167,638
  Less:  Allowance for Loan Losses      2,275,000     2,000,000      2,000,000
                                      -----------   -----------    -----------
     Net Loans                        184,544,336   198,239,305    192,167,638
                                      -----------   -----------    -----------
Bank Premises and Equipment             7,010,426     6,811,257      7,090,256
Other Assets                            4,385,199     4,802,202      4,323,292
                                      -----------   -----------    -----------
     Total                           $316,194,355  $303,969,962   $317,308,406
                                     ============  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-Bearing               40,348,949    39,979,372     41,969,972
     Interest-Bearing Demand           44,735,439    47,377,233     46,660,054
     Savings                           76,768,114    88,902,882     76,713,234
     Time                             114,506,675    91,789,804    114,914,010
                                      -----------   -----------    -----------
     Total Deposits                   276,359,177   268,049,291    280,257,270
Federal Funds Purchased and Securities
  Sold under Repurchase Agreements      3,730,000     3,045,000      1,245,000
Long Term Debt                            127,606       145,879        130,987
Other Liabilities                       2,392,434     1,831,974      2,399,333
                                      -----------   -----------    -----------
     Total Liabilities                282,609,217   273,072,144    284,032,590
                                      -----------   -----------    -----------
SHAREHOLDERS' EQUITY
  Common Stock, $1.00 par value;
    3,600,000 shares authorized,
    1,800,000 shares outstanding at
    March 31, 1996 and December 31,
    1995; and $2.50 par value;
    1,200,000 shares authorized;
    and 600,000 shares outstanding
    at March 31, 1995                   1,800,000     1,500,000      1,800,000
  Surplus                               7,500,000     7,500,000      7,500,000
  Retained Earnings                    24,302,774    22,462,008     23,590,848
  Net Unrealized Gains (Losses) on
    Investment Securities -
    Available for Sale, Net of taxes     ( 17,636)     (564,190)       384,968
                                      -----------   -----------    -----------
     Total Shareholders' Equity        33,585,138    30,897,818     33,275,816
                                      -----------   -----------    -----------
          TOTAL                      $316,194,355  $303,969,962   $317,308,406
                                     ============  ============   ============

* Outstanding shares from periods prior to May 15, 1995 had Common Stock of $2.50 par value and 600,000 shares issued and outstanding.


See accompanying notes to consolidated financial statements.

                            TWENTIETH BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                         Three Months Ended
                                                                MARCH 31,
                                                           1996          1995
INTEREST INCOME
Interest and Fees on Loans                            $4,288,227    $4,456,539
Interest on Securities:
     Taxable                                           1,290,982     1,149,320
     Tax Exempt                                           99,188        78,976
Other Interest Income:
  Federal Funds Sold and Repurchase Agreements           156,933        40,890
                                                       ---------     ---------
     TOTAL INTEREST INCOME                             5,835,330     5,725,725
                                                       ---------     ---------
INTEREST EXPENSE
Interest on Demand Deposits                              192,741       211,176
Interest on Savings                                      582,938       750,793
Interest on Time Certificates
  of Deposit $100,000 or more                            121,701       119,404
Interest on all other Time Deposits                    1,342,227       875,490
                                                       ---------     ---------
    Total Interest on Deposits                         2,239,607     1,956,863
                                                       ---------     ---------
Interest on Federal Funds Purchased and
  Securities Sold under Repurchase Agreements             41,031        52,183
Interest on Long Term Debt                                 1,928         2,204
                                                       ---------     ---------
     TOTAL INTEREST EXPENSE                            2,282,566     2,011,250
                                                       ---------     ---------
Net Interest Income                                    3,552,764     3,714,475
Provision for Loan Losses                                381,141       290,003
                                                       ---------     ---------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                         3,171,623     3,424,472
OTHER INCOME
Trust Department Fees                                    107,727       129,077
Service Charges on Deposit Accounts                      225,249       191,065
Securities Gains (Losses)                                     --            --
Other Income                                             147,416       118,925
                                                       ---------     ---------
     TOTAL OTHER INCOME                                  480,392       439,067
                                                       ---------     ---------
OTHER EXPENSE
Salaries and Employee Benefits                         1,171,157     1,105,804
Occupancy and Equipment Expense                          264,578       265,153
Other Operating Expense                                1,086,586       957,953
                                                       ---------     ---------
     TOTAL OTHER EXPENSE                               2,522,321     2,328,910
                                                       ---------     ---------
Income Before Income Taxes                             1,129,694     1,534,629
Applicable Income Taxes                                  417,768       632,031
                                                       ---------     ---------
     NET INCOME                                       $  711,926    $  902,598
                                                       =========     =========
Net Income Per Share *                                       .40           .50
                                                            ====          ====


* All per share date has been adjusted to reflect the three-for-one (3-for-1) stock split on May 15, 1995.


See accompanying notes to consolidated financial statements.

                          TWENTIETH BANCORP, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (Unaudited)

Common Stock shares outstanding were 1,800,000 March 1996 and
 600,000 March 1995.

                                                          Net
                                             Retained  Unrealized
                         Amount    Surplus   Earnings  Gain (Loss)    Total
                                                       Investment
                                                       Securities
                                                       Available
                                                       for Sale

Balance, December
31, 1995           $1,800,000 $7,500,000 $23,590,848    384,968   $33,275,816
Net Income                                   711,926                  711,926
Dividends Declared                                --                       --
Net Unrealized
Gains (Losses)
 on Investment
 Securities -
 Available for
 Sale, net of
 taxes of $207,401                                      (402,604)    (402,604)
Treasury shares:
 Acquired                                         --                       --
 Sold                                             --                       --
                    ---------  ---------  ----------  ----------   ----------
Balance, March
31, 1996           $1,800,000 $7,500,000 $24,302,774 $(   17,636) $33,585,138
                   ========== ========== =========== ===========  ===========


Balance, December
31, 1994           $1,500,000 $7,500,000 $21,559,410 $(1,249,841) $29,309,569
Net Income                                   902,598                  902,598
Dividends Declared                                --                       --
Net Unrealized
 Gains (Losses)
 on Investment
 Securities -
 Available for
 Sale, net of
 taxes of $353,215                                       685,651      685,651
Treasury shares:
 Acquired                                    (31,080)                 (31,080)
 Sold                                         31,080                   31,080
                    ---------  ---------  ----------  ----------   ----------
Balance, March
31, 1995           $1,500,000 $7,500,000 $22,462,008 $(  564,190) $30,897,818
                   ========== ========== =========== ===========  ===========

See accompanying notes to consolidated financial statements.

                            TWENTIETH BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)

                                                       1996           1995
                                                       ----           ----
Cash flows from operating activities:
Interest received                                  $ 5,960,866    $ 5,831,833
Fees, commissions and other income                     496,100        404,563
Bad debt recoveries                                     64,742         59,985
Interest paid                                       (2,973,091)    (1,827,720)
Cash paid for operating expenses                    (1,935,895)    (2,309,511)
Income tax paid                                             --             --
                                                     ---------      ---------
Net cash provided by operating activities          $ 1,612,722    $ 2,159,150
                                                     ---------      ---------
Cash flows from investing activities:
Purchase of securities to be held to maturity               --             --
Proceeds from maturities and early calls of
 securities held to maturity                         5,000,000      1,200,000
Purchase of securities available for sale           (7,976,574)            --
Proceeds from sales of securities
 available for sale                                         --             --
Proceeds from maturities and early calls of
 securities available for sale                       1,516,107      1,244,090
Net decrease (increase) in loans                     7,043,430      4,874,180
Capital expenditures                                  ( 43,591)      ( 73,860)
Proceeds from sale of other real estate                 12,000         12,250
                                                     ---------     ---------
Net cash provided by investing activities            5,551,372      7,256,660
                                                    ----------     ----------
Cash flows from financing activities:
Net increase (decrease) in noninterest
 bearing demand deposits                           ( 1,891,350)   ( 5,502,501)
Net increase (decrease in interest bearing
 demand deposits and savings                       ( 1,608,047)   (12,376,427)
Net increase (decrease) in certificates of
 deposit, individual retirement accounts,
 and other time deposits                           (   407,335)     6,864,465
Net increase (decrease) in federal funds
 purchased and securities sold under
 repurchase agreements                               2,485,000    (   180,000)
Repayment of borrowed funds                        (     3,381)   (     3,110)
Payment of dividends                                        --             --
Purchase of treasury stock                                  --    (    31,080)
Proceeds from sale of treasury stock                        --         31,080
                                                    ----------     ----------
Net cash provided by (used in)
 financing activities                              ( 1,425,113)   (11,197,573)
                                                    ----------     ----------
Net increase (decrease) in cash and cash
 equivalents                                         5,738,981    ( 1,781,763)
Cash and cash equivalents at beginning of year      17,728,327     15,323,903
                                                    ----------     ----------
Cash and cash equivalents at end of quarter        $23,467,308    $13,542,140
                                                   ===========    ===========

                                                       1996           1995
                                                       ----           ----

Reconciliation of net income to net cash provided by operating activities:

Net Income                                         $   711,926    $   902,598
                                                    ----------     ----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                           123,421        123,421
Amortization and accretions                             96,102        170,234
Provision for bad debts                                445,883        349,988
Provision for deferred income taxes                 (   92,050)         1,125
Loss on sale of securities available for sale               --             --
Loss on sale of other real estate
 and fixed assets, net                                      --             --
Decrease (increase) in other assets                     15,036       (237,633)
Decrease (increase) in accrued income                   71,988       ( 71,784)
Increase (decrease) in accrued expenses                421,123        106,765
Increase (decrease) in income taxes payable            509,818        630,906
Increase (decrease) in reserve for interest         (  690,525)       183,530
                                                    ----------     ----------
                                                       900,796      1,256,552
                                                    ----------     ----------
                                                   $ 1,612,722    $ 2,159,150
                                                   ===========    ===========

Supplemental Disclosures -
  Unrealized losses on securities available
    for sale:
    Increase (decrease) in securities
     available for sale                            $(  610,005)   $ 1,038,866
    Increase (decrease) in deferred tax benefit        207,401     (  353,215)
    Increase (decrease) in shareholders equity      (  402,604)       685,651

See accompanying notes to consolidated financial statements.

<F1>
Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, food coupons and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                             TWENTIETH BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the 1995 Form 10K of Twentieth Bancorp, Inc.

NOTE 2.  PENDING MERGER

On February 6, 1996, The Twentieth Bancorp, Inc. entered into a definitive agreement to be merged into the Horizon Bancorp, Inc. with its primary office located in Beckley, West Virginia. This merger is expected to be completed in the third quarter of 1996 and will be accounted for as a pooling-of interest. The agreement calls for shareholders of Twentieth Bancorp, Inc. ("Twentieth") to receive a fixed exchange ratio of 1.010 shares of stock of Horizon Bancorp, Inc. ("Horizon") for each 1,800,000 outstanding shares of the Twentieth Bancorp common stock. The transaction is subject to usual conditions, representations, and warranties including shareholder and regulatory approvals. The Horizon Bancorp is listed on the NASDAQ Stock Exchange.

Twentieth Bancorp will operate as a wholly-owned subsidiary of Horizon Bancorp. Horizon Bancorp, a bank holding company, headquartered in Beckley, West Virginia had total assets of $616,248, total deposits of $520,637 and shareholders equity of $71,778 at March 31, 1996.


NOTE 3.  INVESTMENT SECURITIES

Management determines the appropriate classification of securities at the time of purchase. Securities to be Held to Maturity represent bond, notes and debentures for which Twentieth has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity. Securities Available for Sale represent bonds, notes, debentures and certain equity securities not classified as securities to be held to maturity and are carried at fair value. Management has decided to place securities in available for sale when purchased that have maturities over two and one half years. Twentieth does not hold securities for trading purposes.

                           SECURITIES - HELD TO MATURITY
                                  March 31, 1996
                                    (Unaudited)
                                                Gross      Gross
                                 Amortized  Unrealized  Unrealized      Fair
                                      Cost      Gains      Losses      Value
U. S. Treasury Securities      $24,021,085    $ 56,025   $     --  $24,077,110
U. S. Government Agencies          999,550       3,730         --    1,003,280
State and Political
 Subdivision Securities          2,730,368     282,899         --    3,013,267
Other Securities - Debt            100,000          --         --      100,000
                                ----------     -------    -------   ----------
Total                          $27,851,003    $342,654   $     --  $28,193,657
                               ===========    ========   ========  ===========


                           SECURITIES - HELD TO MATURITY
                                  March 31, 1995
                                   (Unaudited)
U. S. Treasury Securities      $36,278,629    $     --   $171,229  $36,107,400
States and Political
 Subdivision Securities          3,826,146     302,877         --    4,129,023
Other Securities - Debt            100,000          --         --      100,000
                                ----------     -------    -------   ----------
Total                          $40,204,775    $302,877   $171,229  $40,336,423
                               ===========    ========   ========  ===========


                          SECURITIES - AVAILABLE FOR SALE
                                  March 31, 1996
                                    (Unaudited)

                                                Gross      Gross
                                  Amortized  Unrealized  Unrealized      Fair
                                       Cost      Gains      Losses      Value
U. S. Treasury Securities      $27,382,088    $150,653   $     --  $27,532,741
Federal Agency Securities       37,224,251          --    107,901   37,116,350
State and Political
 Subdivision Securities          4,287,155          --     69,473    4,217,682
Other Securities - Equity           69,310          --         --       69,310
                                ----------     -------    -------   ----------
Total                          $68,962,804    $150,653   $177,374  $68,936,083
                               ===========    ========   ========  ===========



                          SECURITIES - AVAILABLE FOR SALE
                                  March 31, 1995
                                   (Unaudited)

                                                Gross      Gross
                                  Amortized  Unrealized  Unrealized      Fair
                                       Cost      Gains      Losses      Value
U. S. Treasury Securities      $16,521,256    $     --   $240,816  $16,280,440
Federal Agency Securities       24,634,550          --    614,017   24,020,533
Other Securities - Equity           69,310          --         --       69,310
                                ----------     -------    -------   ----------
Total                          $41,225,116    $     --   $854,833  $40,370,283
                               ===========    ========   ========  ===========

NOTE 4.  SUMMARY OF LOANS
(in thousands)
                                                              MARCH 31,
                                                 1996             1995
                                                 ----             ----
Commercial, Financial and Other              $ 72,134         $ 75,956
Real Estate - Construction                         77            1,080
Real Estate - Mortgage                         44,381           46,290
Consumer                                       70,227           76,913
                                              -------          -------
Total Loans                                  $186,819         $200,239
                                             ========         ========

Unearned discount was $145. and $604. at March 31, 1996 and 1995, respectively; and $236. at December 31, 1995.


NOTE 5.  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
         UNDER REPURCHASE AGREEMENTS
(in thousands)

                                                       March 31,
                                                 1996             1995
                                                 ----             ----
Federal Funds Purchased                       $ 2,535          $ 2,345

Securities Sold Under
 Repurchase Agreements                          1,195              700
                                               ------           ------
Total Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements                      $ 3,730          $ 3,045
                                               ======           ======


                             TWENTIETH BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                 March 31, 1996

PERFORMANCE SUMMARY

Twentieth Bancorp, Inc. net income for the three months ended March 31, 1996 was $711,926 or $.40 per share, compared to $902,598 or $.50 per share, for the same period of 1995.

Net income decreased $190,672 or 21.12% for three months ended March 31, 1996 from net income reported in the first quarter of 1995. This decrease was primarily due to $250,000 in fees expensed in the first quarter for our financial advisor, Baxter Fentriss and Company in connection with the merger and the increase in the provision for loan losses of $91,138. Total interest income increased $109,605 or 1.91%, and interest expense increased $271,316 or 13.49% from the same period last year as stabilized interest rates narrow the interest margins.

Total assets increased $12,224,393 or 4.02% for the comparative quarterly periods. Total deposits were up $8,309,886 or 3.10% for the comparative quarterly periods and down $3,898,093 or 1.39% for March 31, 1996 compared to December 31, 1995. Growth in deposits after March, 1995, was substantially attributed to the nine month certificate of deposit introduced in April and May, 1995 at 6.50%. Since that time the rate has been lowered to 5.30%, annual percentage yield, in line with our market competiveness on traditional deposit instruments. The decline in demand deposits is the primary reason for the decline in deposits since the beginning of 1996.

Shareholders equity increased $2,687,320 or 8.70%. The increase is due to strong undistributed earnings since March of 1995 along with a $546,554 reduction in net unrealized losses on securities available for sale.

NET INTEREST INCOME

The most significant component of earnings is net interest income. This category of income is very sensitive to changes in the volume, mix and interest yield/rate of earning assets, and interest bearing liabilities. Net interest income on a federal tax-equivalent basis (FTE) decreased by $154,629 to $3,608,130 for the first quarter of 1996 as compared to $3,762,759 earned during the same period in 1995. Interest income increased $118,687 or 2.05% while interest expense also increased $273,316 for the first quarter of 1996 as compared to the first quarter of 1995. The net interest margin decreased to 4.91% for the first quarter of 1996 as compared to 5.34% for the first quarter of 1995. Gross earning assets yield decreased to 8.03% from 8.20% for the first quarter of 1996 over the comparable period for 1995. Yields paid on interest bearing liabilities increased to 3.85% for the first quarter of 1996 as compared to 3.49% for the same period in 1995.

Average total earning assets increased to a balance of $295,534,634 for the first quarter of 1996 as compared to a balance of $285,843,908 for the same period in 1995. Average total interest bearing liabilities increased to a balance of $239,232,198 for the first quarter of 1996 as compared to $234,458,465 for the same period in 1995.

The average quarterly volume, at the carrying value, of investment securities increased $12,598,079 while the loan portfolio decreased $11,817,288 for the first quarter of 1996 over the same period in 1995. This is a result of lack of loan demand. This was the opposite of 1995 over 1994 when maturing securities funds were reinvesting in the loan portfolio. The average volume of Federal

Funds Sold also increased $8,910,935 in the first quarter of 1996 as compared to first quarter of 1995.

The average quarterly volume of time deposits increased $24,562,415 for the first quarter of 1996 from the same period of 1995 while the average quarterly volume of savings deposits decreased $17,210,817 for the same period. The shift from savings to time deposits was primarily due to higher yields paid on certificates of deposits.

                           TWENTIETH BANCORP, INC.
                    CONSOLIDATED AVERAGE BALANCE SHEET
                       AND INTEREST MARGIN ANALYSIS
                    Three Months Ended March 31, 1996
                                                      Interest  Average
                                           Average     Income/   Yields/
ASSETS                                     Balances    Expense    Rates
Earning Assets:
Loans:
Commercial *                             $ 73,212,908  $1,673,308   9.19%
Real Estate                                45,079,630     970,760   8.66%
Installment                                71,799,643   1,655,428   9.27%
                                          -----------   ---------
Total Loans                               190,092,181   4,299,496   9.10%
                                          -----------   ---------
Taxable                                    87,139,108   1,290,982   5.96%
Tax Exempt *                                6,538,411     150,285   9.24%
                                          -----------   ---------
Total Securities                           93,677,519   1,441,267   6.19%
                                          -----------   ---------
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell                      11,765,934     156,933   5.28%
                                          -----------   ---------
Total Earning Assets                      295,535,634   5,897,696   8.03%
                                          -----------   ---------
Non-Earning Assets:
Cash and Due From Banks                    11,231,914
Premises & Equipment, net                   7,049,145
Other Assets                                3,831,093
Reserve for Loan Losses                    (2,098,109)
                                          -----------
Total Non-earning Assets                   20,014,043
                                          -----------
TOTAL ASSETS                              315,549,677
                                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
  Savings Deposits                         87,359,071     584,726   2.69%
  Demand Deposits                          33,764,074     193,332   2.30%
  Time Deposits                           114,321,140   1,468,417   5.17%
  Purchased Funds                           3,659,066      41,157   4.52%
  Long-Term debt                              128,847       1,934   6.04%
                                          -----------   ---------
Total Interest Bearing*                   239,232,198   2,289,566   3.85%
                                          -----------   ---------
Non-Interest Bearing
Liabilities & Capital:
 Demand Deposits                           40,199,571
 Accrued Expenses & Other                   2,533,775
 Capital                                   33,584,133
                                          -----------
Total Non-Interest Bearing                 76,317,479
                                          -----------
TOTAL LIABILITIES & CAPITAL               315,549,677
                                          ===========


NET INTEREST INCOME/MARGIN                              3,608,130   4.91%
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
ASSETS                                     Balances    Expense    Rates
Earning Assets:
Loans:
Commercial *                             $ 76,102,975  $1,788,748   9.53%
Real Estate                                47,473,892     965,735   8.25%
Installment                                78,332,602   1,714,655   8.88%
                                          -----------   ---------
Total Loans                               201,909,469   4,469,138   8.98%
                                          -----------   ---------
Taxable                                    77,137,471   1,149,320   6.04%
Tax Exempt *                                3,941,969     119,661  12.14%
                                          -----------   ---------
Total Securities                           81,079,440   1,268,981   6.35%
                                          -----------   ---------
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell                       2,854,999      40,890   5.81%
                                          -----------   ---------
Total Earning Assets                      285,843,908   5,779,009   8.20%
                                          -----------   ---------
Non-Earning Assets:
Cash and Due From Banks                    10,254,357
Premises & Equipment, net                   6,839,639
Other Assets                                4,669,716
Reserve for Loan Losses                    (1,917,357)
                                          -----------
Total Non-earning Assets                   19,846,355
                                          -----------
TOTAL ASSETS                              305,690,263
                                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
  Savings Deposits                        104,569,888     752,659   2.92%
  Demand Deposits                          36,179,083     211,701   2.37%
  Time Deposits                            89,758,725     997,368   4.51%
  Purchased Funds                           3,803,827      52,312   5.58%
  Long-Term debt                              146,942       2,210   6.10%
                                          -----------   ---------
Total Interest Bearing*                   234,458,465   2,016,250   3.49%
                                          -----------   ---------
Non-Interest Bearing
Liabilities & Capital:
 Demand Deposits                           39,485,592
 Accrued Expenses & Other                   1,673,545
 Capital                                   30,072,661
                                          -----------
Total Non-Interest Bearing                 71,231,798
                                          -----------
TOTAL LIABILITIES & CAPITAL               305,690,263
                                          ===========
NET INTEREST INCOME/MARGIN                              3,762,759   5.34%
                                                        =========   ====

<F1>
*Computed on a Fully Tax-Equivalent Basis Assuming a Tax Rate of 34%

                          TWENTIETH BANCORP, INC.
                         COMPARATIVE OPERATING DATA
                      (Fully Taxable Equivalent Basis)
               For Three Months Ended March 31, 1996 and 1995
                                                     Increase
                               Three Months Ended    (Decrease)
                               1996         1995       Amount    Percent
Interest Income             $5,897,696   $5,779,009  $ 118,687     2.05%
Interest Expense             2,289,566    2,016,250    273,316    13.56
                             ---------    ---------    -------
  Net Interest Income        3,608,130    3,762,759   (154,629)  ( 4.11)
Provision for Loan Losses      381,141      290,003     91,138    31.43
                             ---------    ---------    -------
  Net Interest Income After
  Provision for Loan Losses  3,226,989    3,472,756   (245,767)  ( 7.08)
Other Income                   480,392      439,067     41,325     9.41
Other Expenses               2,522,321    2,328,910    193,411     8.30
                             ---------    ---------    -------
Income Before Income Tax     1,185,060    1,582,913   (397,853)  (25.13)
                             ---------    ---------    -------
Income Taxes:
  Current and Deferred Taxes   417,768      632,031   (214,263)  (33.90)
  Tax Equivalent Adjustment     55,366       48,284      7,082    14,67
                             ---------    ---------    -------
Net Income                   $ 711,926    $ 902,598  ($190,672)  (21.12)
                             =========    =========   ========
Per Share Net Income               .40          .50     ( 0.10)  (20.00)
                                  ====         ====       ====

RISK EXPOSURES AND CREDIT QUALITY

Twentieth Bancorp provides for credit losses through the provision for loan losses. The allowance and provision for loan losses is based on management's evaluation of the loan portfolio. The provision for loan losses was $381,141 for the three months ended March 31, 1996. For the same period of 1995 the provision was $290,003. The increase is due to additional exposure on commercial borrowers identified during the first quarter of 1996.

The allowance for loan losses was $2,275,000 at March 31, 1996, compared to $2,000,000 at March 31, 1995. Expressed as a percentage of total loans, net of unearned income, the allowance for loan losses was 1.22% at March 31, 1996, and 1.00% at March 31, 1995.

For the first quarter ended March 31, 1996, charge-offs have decreased $4,000 or 2.29% from the same period in 1995. Management had no charge-offs in the first quarter of 1996 in Commercial loans as compared to $30,000 in 1995. Credit cards charge-offs reduced to $8,000 from $15,000 a year earlier. While our single payment, installment loans charge-offs increased in the first quarter of 1996 to $163,000 from $130,000 for the same period in 1995. Recoveries remain stable.

ALLOWANCE FOR LOAN LOSSES
(in thousands)


                                                 1996             1995
                                                 ----             ----
Balance at Beginning of Period               $  2,000         $  1,825

Amounts charged off                              (171)            (175)
Recoveries on amounts charged off                  65               60
                                                -----            -----
  Net charge-offs                                (106)            (115)

Provision for Loan and
 Lease Losses                                     381              290
                                                -----            -----
Balance at End of Period                     $  2,275         $  2,000
                                              =======          =======

Twentieth Bancorp adopted SFAS 114 as of January 1, 1995 and impaired loans totalled $290,202. Impaired loans and the applicable valuation allowances at March 31, 1996 and 1995 were as follows:

                                         March 31,             March 31,
                                       Loan Balance       Related Valuation
                                                               Balance
                                      1996       1995        1996     1995
                                      ----       ----        ----     ----
Impaired with specific
 valuation allowance             $1,631,973  $ 264,297   $ 465,540  $ 122,371

Impaired without specific
 valuation allowance                     --         --          --         --
                                  ---------   --------     -------    -------
  Total Impaired Loans           $1,631,973  $ 264,297   $ 465,540  $ 122,371
                                 ==========  =========   =========  =========

The average recorded investments in impaired loans, the amount of interest income recognized on a cash basis during the quarter were as follows:


                                        For the Quarter Ended March 31,
                                                 1996        1995
                                                 ----        ----
Average recorded investment in
 impaired loans                             $1,724,254   $ 280,486

Interest income recognized during
 impairment                                 $    2,798   $      --

Interest income recognized on a
 cash basis during impairment               $    2,798   $      --


NON-PERFORMING ASSETS

Total non-performing assets on March 31, 1996 were $2.794 million compared to $2.323 million on December 31, 1995 and $2.393 million on March 31, 1995. Loans 90 days or more past due increased from $76,000 on December 31, 1995 to $545,000 on March 31, 1996. The majority of this increase came from one loan with a balance of $430,000. This loan is currently a 60 day past due credit. Non accrual loans decreased $113,000 from December 31, 1995 to March 31, 1996.
Total non-performing loans were $2.624 million on March 31, 1996 compared to $2.145 million on March 31, 1995. Total non-performing assets as a percent of total loans was 1.40% on March 31, 1996 compared to 1.17% for year end December 31, 1995 and 1.07% for three months ended March 1995. Other real estate owned increased to $170 thousand as of March 31, 1996 from $55 thousand on December 31, 1996. This increase is due to one commercial real estate foreclosure.

Non-Performing Assets
 (in thousands)                         March 31,    March 31,  December 31,
                                           1996         1995        1995
Non-accrual Loans                        $ 2,079      $   471      $  2,192

Loans 90 Days Past Due
  and Still Accruing                         545        1,674            76
                                           -----        -----         -----
Total Non-Performing Loans                 2,624        2,145         2,268

Other Real Estate Owned                      170          248            55
                                           -----        -----         -----
Total Non-Performing Assets              $ 2,794      $ 2,393      $  2,323
                                         =======      =======      ========

Non-Performing Loans % Total Loans         1.40%        1.07%         1.17%
Non-Performing Assets % Total
 Loans and Other Real Estate Owned         1.49%        1.19%         1.20%

NONINTEREST INCOME

Excluding securities gains and losses (net of tax benefit), noninterest income totaled $480,392 in the first quarter of 1996, a $41,325 or 9.41% increase over the first quarter of 1995. Trust Department income decreased $21,350 or 16.54%. Larger than usual number of accounts have terminated not yet offset by new business. Therefore, not as much fee income recorded. Service charges increased $34,184 or 17.89% for the first quarter of 1996. Security gains and losses are taken in accordance with investment strategies for improving the quality, liquidity, or average yield of the investment portfolio. There were no sales of investments held for sale during 1996 or 1995.

NONINTEREST EXPENSES

Noninterest expense increased $193,411 or 8.30% for the first quarter of 1996 when compared to the same period of 1995, totaling $2,522,321 for the three month period ending March 31, 1996 versus $2,328,910 for the same period in 1995.

This increase was primarily due to $250,000 in fees expensed in the first quarter for our financial advisor, Baxter Fentriss and Company in connection with the pending merger with Horizon Bancorp. Our control of other expense accounts on the subsidiary level has contributed to the narrowing of this loss.

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

As of March 31, 1996, Bancorp's cash and cash equivalents totaled
$23,467,308 compared to $17,728,327 on December 31, 1995 as a result of an increase in federal funds sold stemming from lack of loan demand. On March 31, 1996, total shareholders' equity was $33,585,138 compared to $30,897,818 on March 31, 1995. This increase of $2,687,320 or 8.7% was primarily due to retention of profits since April 1, 1995 and the change in the net unrealized gain/loss position from a $564,190 net unrealized loss at March 31, 1995 to a $17,636 unrealized loss on March 31, 1996 on investment securities available-for-sale.

Asset and liability management consists of planning, implementing, and controlling the process for determining the mix and maturities of assets relative to the interest margin. The primary method for achieving this is through managing the gap position of rate sensitive assets and rate sensitive liabilities, which is presented in the table below.

Asset and Liability Maturity and Rate Sensitivity
$ (thousands)

                       0-30   31-90  91-180 181-365   Total       Non-
                       Days    Days    Days   Days   1 Year  Sensitive   Total
Earning Assets:
Loans  (1)         $ 81,960 $ 8,914 $12,559 $20,168 $123,601  $61,139 $184,740
Investments           6,001   6,612   6,026  15,752   34,391   62,396   96,787
Fed Funds Sold       10,525      --      --      --   10,525       --   10,525
                    ------- ------- -------  ------  -------   ------  -------
  Total Earning
   Assets            98,486  15,526  18,585  35,920  168,517  123,535  292,052
                    =======  ======  ======  ======  =======  =======  =======
Deposits:
 Noninterest-
 bearing demand    $     -- $    -- $    -- $    -- $     -- $ 40,349 $ 40,349
           (2)      =======  ======  ======  ======  =======  =======  =======
Interest Bearing
 Liabilities:
Deposits:
 Interest-bearing
 demand            $ 33,869 $    -- $    -- $    -- $ 33,869 $     -- $ 33,869
 Money market
 deposit accounts    10,866      --      --      --   10,866       --   10,866
 All other savings
 deposits            76,768      --      --      --   76,768       --   76,768
 CD's $100,000
 & Over                 822   1,639   4,111   8,824   15,396      980   16,376
 Interest bearing
  time deposits       7,554  13,180  19,700  44,803   85,237   12,894   98,131
                    ------- ------- -------  ------  -------   ------  -------
 Total Interest-
  Bearing Deposits  129,879  14,819  23,811  53,627  222,136   13,874  236,010
 Short-term
  borrowings          3,730      --      --      --    3,730       --    3,730
 Long-term
  borrowings              1       2       3       7       13      115      128
                   -------   ------  ------  ------  -------   ------  -------
 Total Interest-
   Bearing
   Liabilities     133,610   14,821  23,814  53,634  225,879   13,989  239,868
                   =======   ====== ======= ======= ========   ====== ========
Interest
 Sensitivity Gap   (35,124)     705 ( 5,229)(17,714) (57,362)

Cumulative Gap     (35,124) (34,419)(39,648)(57,362)
Percentage of
 Earning
 Assets - 1996     (35.66%)   4.54% (28.14%)(49.32%) (34.04%)
Ratio of
 Interest-Sensitive
 Assets to
 Interest-Sensitive
 Liabilities        73.71%  104.76%  78.04%  66.97%   74.60%
Ratio of One Year
 Cumulative Gap
 to Total Assets on
 March 31, 1996                                      (18.14%)
(1) Nonaccrual loans of $2,079 are not included.
(2) Demand deposits do not bear interest.

APPLICABLE INCOME TAXES

The effective tax rate on income before taxes decreased 4.20% to 36.98% in 1996 from 41.18% in 1995. This decrease is attributable primarily to the differences between book and taxable income items through March 31 of each year.

SHAREHOLDERS' EQUITY

On March 31, 1996, total shareholders' equity was $33,585,138 compared to $30,897,818 on March 31, 1995. This increase of $2,687,320 or 8.70% was primarily due to an increase in profits retained. The impact of SFAS 115 also increased equity $546,554 resulting from declines in net unrealized losses on Securities Available for Sale, after giving effect for taxes, for the period between March 31, 1996 and 1995. On March 31, 1996 and 1995 there were no shares being held in treasury.

PROFITABILITY MEASURE AND CAPITAL RESOURCES

Twentieth Bancorp's earnings in the first quarter of 1996 resulted in a decline in the key profitability measures when compared to the same period in 1995. This decrease was primarily due to $250,000 in fees expensed in the first quarter for our financial advisor, Baxter Fentriss and Company in connection with the pending merger and the increase in the allowance for loan loss of $275,000. Return on average assets was .91% in the first quarter of 1996 compared to 1.20% for the same period in 1995. Return on average assets was 8.53% in the first quarter of 1996 compared to 12.17% for the same period in 1995. For the first quarter of 1996 Average Equity to Average Assets was 10.64%, compared to 9.84% reported a year earlier. Equity to assets of 10.62% for the first quarter of 1996 increased 46 basis points from 10.16% in the first quarter of 1995.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 1996, the consolidated risk-adjusted capital ratios were 15.49% for Tier 1 and 16.57% for Total Capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 10.40% at March 31, 1996 also was significantly above the regulatory minimum of 3.0%. Twentieth Bancorp's subsidiary bank was considered "well capitalized" as of March 31, 1996, the highest category of capitalization defined by regulatory authorities.

                          TWENTIETH BANCORP, INC.
                       FINANCIAL RATIOS AND ANALYSIS
              FOR THREE MONTHS ENDED MARCH 31, 1996 and 1995
                                                MARCH 31,       MARCH 31,
                                                  1996             1995
FINANCIAL RATIOS
Return on Average Assets                            .91%            1.20%
Return on Average Equity                           8.53%           12.17%
Average Equity to Average Assets                  10.64%            9.84%
Dividend Payout Ratio                              0.00% :1         0.00% :1
Equity to Assets                                  10.62%           10.16%

Capital Adequacy Ratio                            11.01%           10.46%
Primary Capital Ratio                             11.26%           10.75%

Total Risk Based Capital Ratio                    16.57%           16.26%
Tier I Risk Based Capital Ratio                   15.49%           15.26%
Leverage Ratio                                    10.40%            9.96%

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - not applicable

Item 2.  Changes in Securities - not applicable

Item 3.  Defaults upon Senior securities - not applicable

Item 4.  Submission of matters to a vote of Security Holders -

     Date and type of meeting - Twentieth Bancorp, Inc.
     "Notice of Special Meeting of Shareholders".
     The special meeting of the shareholders of Twentieth Bancorp, Inc., Huntington, West Virginia, located at 1900 Third Avenue, on Tuesday, March 26, 1996, at 2:00 p.m., E.S.T. for the purpose of considering and voting upon the following matter:

 1. Resolved, that ARTICLE I, Section 1 of the by-laws of this corporation by amended, so that the date for the Annual Meeting of the Shareholders of this corporation is changed to the last Thursday in September of each year, commencing with the year 1996.

                                         For      Against     Abstaining

  1.  Change of Annual Meeting Date
        Shares voted                   1,277,021     2,100      0
        % of outstanding shares           70.95%     1.12%      0%

Item 5.  Other Information - not applicable.

Item 6. Exhibits and reports for 8-K - Report of 8-K was filed with the Securities and Exchange Commission on February 23, 1996 in regards to the pending merger with the Horizon Bancorp, Inc.

                          TWENTIETH BANCORP, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TWENTIETH BANCORP, INC.

Date:  May 10, 1996                      /S/  B. C. McGINNIS, III
                                         ------------------------
                                            B. C. McGINNIS, III
                                            PRESIDENT

Date:  May 10, 1996                      /S/  THOMAS L. McGINNIS
                                         -----------------------
                                            THOMAS L. McGINNIS
                                            VICE PRESIDENT