Form 10-Q
period 1996-06-30
TWENTIETH BANCORP INC
filed 1996-08-14
CIK 724098

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       --------------------
                             FORM 10-Q

                             (Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended June 30, 1996

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

                  Yes X                 No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at June 30, 1996
         -------------------             ----------------------------
     Common Stock, $1 par value                     1,800,000

                       TWENTIETH BANCORP, INC.

                             FORM 10-Q

                               INDEX

              For The Quarter Ended June 30, 1996

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:   (Unaudited)

    Consolidated Balance Sheets - June 30, 1996 and 1995
    and December 31, 1995                                              3

    Consolidated Statements of Income - Three Months Ended
    and Six Months Ended - June 30, 1996 and 1995                      4

    Consolidated Statements of Changes In Shareholders' Equity -
    June 30, 1996 and 1995                                             5

    Consolidated Statements of Cash Flows -
    Six Months Ended June 30, 1996 and 1995                            6

    Notes To Consolidated Financial Statements                         8

Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               12

PART II.  OTHER INFORMATION                                           21

Item 6.  Exhibits and Reports On Form 8-K:

   There were no reports on Form 8-K filed during the three months ended June 30, 1996.

Signatures                                                            22

Financial Data Schedule                                               23

FINANCIAL STATEMENTS
                             TWENTIETH BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 JUNE 30,         DECEMBER 31,
                                            1996        1995         1995
 ASSETS
Cash and Due from Banks               $ 14,557,811  $ 14,591,436  $ 15,453,327
Federal Funds Sold and Securities
  Purchased under Reverse Repurchase
  Agreements                             2,350,000    13,000,000     2,275,000
Securities Held to Maturity
     (note 4)                           24,159,544    38,685,478    32,890,143
Securities Available for Sale
     (note 4)                           78,639,171    42,814,420    63,108,750
                                       -----------   -----------   -----------
     Total Investment Securities       102,798,715    81,499,898    95,998,893
                                       -----------   -----------   -----------
Loans, net of unearned discount
     (note 5)                          185,119,844   197,719,989   194,167,638
  Less:  Allowance for loan losses
     (note 5)                            2,525,000     2,000,000     2,000,000
                                       -----------   -----------   -----------
     Net Loans                         182,594,844   195,719,989   192,167,638
                                       -----------   -----------   -----------
Bank Premises and Equipment              6,933,856     6,788,345     7,090,256
Other Assets                             4,800,044     4,365,435     4,323,292
                                       -----------   -----------   -----------
     Total                            $314,035,270  $315,965,103  $317,308,406
                                      ============  ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-Bearing                41,087,379    42,243,079    41,969,972
     Interest-Bearing Demand            45,038,624    47,191,615    46,660,054
     Savings                            73,211,598    80,439,231    76,713,234
     Time                              116,111,259   110,235,667   114,914,010
                                       -----------   -----------   -----------
     Total Deposits                    275,448,860   280,109,592   280,257,270
Federal Funds Purchased & Securities
  Sold under Repurchase Agreements
    (note 6)                             3,035,000     2,015,000     1,245,000
Long Term Debt                             124,174       142,722       130,987
Other Liabilities                        2,376,469     1,972,125     2,399,333
                                       -----------   -----------   -----------
     Total Liabilities                 280,984,503   284,239,439   284,032,590
                                       -----------   -----------   -----------
SHAREHOLDERS' EQUITY
  Common Stock, $1.00 par value;
   3,600,000 shares authorized,
   1,800,000 issued and outstanding      1,800,000     1,800,000     1,800,000
  Surplus                                7,500,000     7,500,000     7,500,000
  Retained Earnings                     24,235,557    22,439,546    23,590,848
  Net Unrealized Gains (Losses) on
    Investment Securities -
    Available for Sale                    (484,790)     ( 13,882)      384,968
                                       -----------   -----------   -----------
     Total Shareholders' Equity         33,050,767    31,725,664    33,275,816
                                       -----------   -----------   -----------
          TOTAL                       $314,035,270  $315,965,103  $317,308,406
                                      ============  ============  ============

[CAPTION]
         See accompanying notes to consolidated financial statements.

                             TWENTIETH BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                Three Months Ended        Six Months Ended
                                                                JUNE 30,
                                  1996       1995         1996        1995
INTEREST INCOME
Interest and Fees on Loans    $4,141,442  $4,574,865   $8,429,669  $9,031,404
Interest on Securities:
     Taxable                   1,390,809   1,096,408    2,681,791   2,245,728
     Tax Exempt                  124,587      69,815      223,775     148,792
Other Interest Income:
 Federal Funds Sold
 and Repurchase Agreements       132,545     179,474      289,478     220,364
                               ---------   ---------   ----------   ---------
   TOTAL INTEREST INCOME       5,789,383   5,920,562   11,624,713  11,646,288
                               ---------   ---------   ----------   ---------

INTEREST EXPENSE
Interest on Deposits           2,227,906   2,277,456    4,467,513   4,234,319
Interest on Federal Funds
 Purchased and Securities Sold
 under Repurchase Agreements      37,208      24,212       78,239      76,395
Interest on Long Term Debt         1,882       2,158        3,810       4,362
                               ---------   ---------    ---------   ---------
   TOTAL INTEREST EXPENSE      2,266,996   2,303,826    4,549,562   4,315,076
                               ---------   ---------    ---------   ---------
Net Interest Income            3,522,387   3,616,736    7,075,151   7,331,212
Provision for Loan Losses
  (note 4)                       471,203     198,188      852,344     488,191
                               ---------   ---------    ---------   ---------
   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES   3,051,184   3,418,548    6,222,807   6,843,021
OTHER INCOME
Trust Department Fees             97,178     102,752      204,905     231,829
Service Charges                  243,741     222,482      468,990     413,547
Securities Gains (Losses)       ( 53,497)         --     ( 53,497)         --
Other Income                      64,736      56,785      212,152     175,710
                               ---------   ---------    ---------   ---------
   TOTAL OTHER INCOME            352,158     382,019      832,550     821,086
                               ---------   ---------    ---------   ---------
OTHER EXPENSE
Salaries and
 Employee Benefits             1,054,659   1,115,336    2,225,816   2,221,140
Occupancy and
 Equipment Expense               280,847     280,091      545,425     545,244
Other Operating Expense        1,266,847   1,047,101    2,353,433   2,005,054
                               ---------   ---------    ---------   ---------
   TOTAL OTHER EXPENSE         2,602,353   2,442,528    5,124,674   4,771,438
                               ---------   ---------    ---------   ---------
Income Before Income Taxes       800,989   1,358,039    1,930,683   2,892,669
Applicable Income Taxes          328,206     540,502      745,974   1,172,533
                               ---------   ---------    ---------   ---------
   NET INCOME                 $  472,783  $  817,537   $1,184,709  $1,720,136
                               =========   =========    =========   =========
Net Income Per Share                 .26         .46          .66         .96
                                    ====        ====         ====        ====

[CAPTION]
            See accompanying notes to consolidated financial statements.

                             TWENTIETH BANCORP, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

COMMON STOCK Shares outstanding were 1,800,000 June 1996 and
  1,800,000 June 1995
                                                          Net
                                             Retained  Unrealized
                         Amount    Surplus   Earnings  Gain (Loss)   Total

Balance, December
31, 1995             $1,800,000 $7,500,000 $23,590,848 $  384,968  $33,275,816
Net Income                                   1,184,709               1,184,709
Dividends declared                          (  540,000)        --   (  540,000)
Net Unrealized Gains
 (Losses) on Invest-
 ment Securities -
 Available for Sale,
 net of taxes of
 $249,741                                               (  869,758) (  869,758)
Treasury shares:
 Acquired                                                                   --
 Sold                                                                       --
                      ---------  ---------  ----------  ----------  ----------
Balance, June
30, 1996             $1,800,000 $7,500,000 $24,235,557 $(  484,790)$33,050,767
                     ========== ========== =========== =========== ===========


Balance, December
31, 1994             $1,500,000 $7,500,000 $21,559,410 $(1,249,841)$29,309,569
Net Income                                   1,720,136               1,720,136
Dividends paid                              (  540,000)             (  540,000)
Change in Net
 Unrealized Gains
 (Losses) on Invest-
 ment Securities -
 Available for Sale,
 net of taxes of
 $7,151                                                  1,235,959   1,235,959
Treasury shares:
 Acquired                                                             (562,118)
 Sold                                                                  562,118
Stock Split/Dividend
 (3-for-1)              300,000               (300,000)                     --
                       --------  ---------  ----------  ----------  ----------
Balance, June
30, 1995             $1,800,000 $7,500,000 $22,439,546 $(   13,882)$31,725,664
                     ========== ========== =========== =========== ===========

[CAPTION]
           See accompanying notes to consolidated financial statements.

                            TWENTIETH BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                        1996           1995
                                                        ----           ----
Cash flows from operating activities:
Interest received                                  $11,748,965    $12,023,116
Fees, commissions and other income                     900,438        811,398
Bad debt recoveries                                    382,828        134,160
Interest paid                                      ( 4,753,961)    (3,661,062)
Cash paid for operating expenses                   ( 4,525,549)    (4,637,725)
Income tax paid                                    (   853,761)    (  897,649)
                                                    ----------     ----------
Net cash provided by operating activities          $ 2,898,960    $ 3,772,238
                                                   -----------    -----------
Cash flows from investing activities:
Purchase of securities to be held to maturity      ( 3,685,395)    (5,189,233)
Proceeds from maturities and early call of
 securities to be held to maturity                  12,365,000      7,810,000
Purchase of securities available for sale          (24,254,387)    (1,966,875)
Proceeds from sales of securities
 available for sale                                  3,196,875             --
Proceeds from maturities and early call of
 securities available for sale                       4,107,482      1,580,880
Net decrease in loans                                8,196,645      7,113,145
Capital expenditures                               (   109,631)    (  174,369)
Proceeds from sale of premises and equipment            25,762             --
Proceeds from sale of other real estate                 12,000         30,251
                                                    ----------     ----------
Net cash (used in) provided by
investing activities                               (   145,649)     9,203,799
                                                    ----------     ----------
Cash flows from financing activities:
Net decrease in noninterest
 bearing demand deposits                           ( 1,522,215)   ( 3,238,794)
Net decrease in interest
 bearing demand deposits and savings               ( 4,492,048)   (21,023,772)
Net increase in certificates of
 deposit, individual retirement accounts,
 and other time deposits                             1,197,249     25,310,328
Net increase (decrease) in federal funds
 purchased and securities sold under
 repurchase agreements                               1,790,000     (1,210,000)
Repayment of borrowed funds                        (     6,813)    (    6,266)
Payment of dividends                               (   540,000)    (  540,000)
Purchase of treasury stock                                  --     (  562,118)
Proceeds from sale of treasury stock                        --        562,118
                                                    ----------     ----------
Net cash used in
 financing activities                              ( 3,573,827)    (  708,504)
                                                    ----------     ----------
Net (decrease) increase in cash and cash
 equivalents                                       (   820,516)    12,267,533

Cash and cash equivalents at beginning of year      17,728,327     15,323,903
                                                    ----------     ----------
Cash and cash equivalents at end of period         $16,907,811    $27,591,436
                                                   ===========    ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                         $ 1,184,709    $ 1,720,136

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                           246,842        246,842
Amortization and accretions                            166,958        323,345
Provision for bad debts                              1,235,172        622,351
Provision for deferred income taxes                 (  146,100)         2,250
Loss on sale of securities available for sale           53,497             --
(Gain) Loss on sale of other real estate
 and fixed assets-net                               (    6,573)         6,500
Increase in other assets                            (  289,754)     ( 306,098)
Decrease in accrued income                              25,375         97,486
Increase in accrued expenses                           484,681        132,778
Increase in income taxes payable                       148,552        272,634
(Decrease) increase in reserve for interest         (  204,399)       654,014
                                                     ---------       --------
                                                     1,714,251      2,052,102
                                                     ---------      ---------
                                                   $ 2,898,960    $ 3,772,238
                                                   ===========    ===========
Supplemental Disclosures -
 Unrealized losses on securities available
  for sale:
  (Decrease) increase in securities
    available for sale                             ( 1,317,815)     1,872,666
  (Decrease) increase in deferred tax benefit          448,057     (  636,707)
  Increase (decrease) in shareholders' equity      (   869,758)     1,235,959

<F1>
Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, food coupons and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

[CAPTION]
         See accompanying notes to consolidated financial statements.

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

Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1995 Form 10K of the Twentieth Bancorp, Inc..

NOTE 2.  PENDING MERGER

On February 6, 1996, the Twentieth Bancorp, Inc. entered into a definitive agreement to be merged into the Horizon Bancorp, Inc. with its primary office located in Beckley, West Virginia. The merger is expected to be completed in the third quarter of 1996 and will be accounted for as a pooling of interest. The agreement calls for shareholders of Twentieth Bancorp, Inc. ("Twentieth") to receive a fixed exchange ratio of 1.010 shares of stock of Horizon Bancorp,Inc. ("Horizon") for each 1,800,000 outstanding shares of the Twentieth Bancorp common stock. The transaction is subject to usual conditions, representations, and warranties including shareholder and regulatory approvals. The Horizon Bancorp is listed on the NASDAQ Stock Exchange. A special shareholders meeting is scheduled for August 13, 1996. Regulatory approvals have been obtained and everything is on schedule.

Twentieth Street Bank will operate as a wholly-owned subsidiary of Horizon Bancorp. Horizon Bancorp had total assets of $617,969,000 total deposits of $519,165,000 and shareholders equity of $72,174,000 at June 30, 1996.

NOTE 3.  SALE OF HARTS BRANCH

The Twentieth Street Bank, the subsidiary of Twentieth Bancorp,Inc., has entered into an agreement to sell the Harts Branch to Logan Bank and Trust a subsidiary of the Logan County Bancshares, Inc.. The transaction is subject to regulatory approvals. Consummation is anticipated by October 15, 1996.

NOTE 4.  INVESTMENT SECURITIES

Management determines the appropriate classification of securities at the time of purchase. Securities to be Held to Maturity represent bond, notes and debentures for which Twentieth has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity. Securities Available for Sale represent bonds, notes, debentures and certain equity securities not classified as securities to be held to maturity and are carried at fair value, with the unrealized gains and losses, net of deferred income taxes, reported in a separate component of shareholders' equity. Management has decided to place securities in available for sale when purchased that have maturities over two and one half years. Twentieth does not hold investment securities for trading purposes.

                          SECURITIES - HELD TO MATURITY
                                  June 30, 1996
                                   (Unaudited)

The amortized cost (carrying values) and estimated market values of securities held to maturity at June 30, 1996 and June 30, 1995, respectively follow:

                                               Gross       Gross
                                 Amortized  Unrealized  Unrealized     Fair
                                    Cost       Gains      Losses      Value

U. S. Treasury Securities       17,011,352          --     13,092   16,998,260
Federal Agency Securities          999,627          --      2,127      997,500
States and Political
 Subdivision Securities          6,048,565     136,657         --    6,185,222
Other Securities - Debt            100,000          --         --      100,000
                                ----------     -------    -------   ----------
Total                          $24,159,544    $136,657   $ 15,219  $24,280,982
                               ===========    ========   ========  ===========


                           SECURITIES - HELD TO MATURITY
                                  June 30, 1995
                                   (Unaudited)

                                               Gross       Gross
                                 Amortized  Unrealized  Unrealized     Fair
                                    Cost       Gains      Losses      Value


U. S. Treasury Securities       33,189,648      55,472         --   33,245,120
Federal Agency Securities        1,952,388      21,972         --    1,974,360
States and Political
 Subdivision Securities          3,443,442     324,881         --    3,768,323
Other Securities - Debt            100,000          --         --      100,000
                                ----------     -------    -------   ----------
Total                          $38,685,478    $402,325   $     --  $39,087,803
                               ===========    ========   ========  ===========



                          SECURITIES - AVAILABLE FOR SALE
                                  June 30, 1996
                                   (Unaudited)

The amortized cost and estimated market value (carrying values) of securities available for sale at June 30, 1996 and June 30, 1995, respectively follow:

                                               Gross       Gross
                                 Amortized  Unrealized  Unrealized     Fair
                                    Cost       Gains      Losses      Value

U. S. Treasury Securities       39,403,130          --    168,720   39,234,410
Federal Agency Securities       35,615,050          --    385,691   35,229,359
States and Political
 Subdivision Securities          4,286,212          --    180,120    4,106,092
Other Securities - Equity           69,310          --         --       69,310
                                ----------     -------    -------   ----------
Total                          $79,373,702    $     --   $734,531  $78,639,171
                               ===========    ========   ========  ===========

                          SECURITIES - AVAILABLE FOR SALE
                                  June 30, 1995
                                   (Unaudited)

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
                               ===========    ========   ========  ===========


NOTE 5.  LOANS
Loans (in thousands)
                                             June 30,
                                      1996             1995
                                      ----             ----

Commercial, Financial and Other      70,022           75,511
Real Estate - Construction              115            1,372
Real Estate - Mortgage               43,601           45,798
Consumer                             71,382           75,039
                                    -------          -------
Total Loans                        $185,120         $197,720
                                   ========         ========


NOTE 6.  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE
         AGREEMENTS
(In thousands)
                                                 1996            1995
                                                 ----            ----

Federal Funds Purchased                         $1,755          $  900
Securities Sold under Repurchase Agreements      1,280           1,115
                                                 -----           -----
  Total Federal Funds Purchased and
  Securities Sold Under Repurchase Agreements   $3,035          $2,015
                                                ======          ======

                             TWENTIETH BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

PERFORMANCE SUMMARY

Twentieth Bancorp, Inc.'s net income for the three months ended June 30, 1996 was $472,783 or $.26 per share, based on 1,800,000 average shares outstanding at the end of the period. This compares to $817,537 or $.46 per share for the same period of 1995 based on 1,793,346 average shares outstanding. Net income for the six months ended June 30, 1996 was $1,184,709 or $.66 per share, based on 1,800,000 average shares outstanding at the end of the period. This compares to $1,720,136 or $.96 per share for the same period of 1995, based on 1,796,601 average shares outstanding.

Net income decreased $344,754 or 42.17% for three months ended June 30, 1996 from net income reported in the second quarter of 1995. For the six months ended June 30, 1996 net income decreased $535,427 or $31.13% from net income reported year to date in 1995. Total interest income decreased $131,179 or 2.22% and interest expense decreased $36,830 or 1.60% for the same quarter last year. Total interest income decreased $21,575 or .19% and total interest expense increased $234,486 or 5.43% for the six months ended June 30, 1996 as compared to the same period in 1995. Total other expense increased $353,236 or 7.40% for the six months ended June 30, 1996 over 1995 primarily due to Investment Banking fees related to the Horizon merger.

Total assets decreased $1,929,833 or 0.61% for the first six months of 1996 over the same period in 1995. Loans net of unearned discount decreased $12,600,145 or 6.37% in the first half of 1996 as compared to the same period in 1995. Total loans have decreased $9,047,794 since December 31, 1995. Total investment securities increased $21,298,817 or 26.13% and federal funds sold decreased $10,650,000 or 81.92% for the first six months of 1996 as compared to the same period in 1995, while securities increased $6,799,822 since December 31, 1995. The shift out of the loan portfolio and federal funds sold into the investment portfolio was primarily due to lower loan demand. The loan-to-deposit ratio has dropped to 67.21% as of June 30, 1996 as compared to 70.59% reported a year earlier. Total deposits have decreased $4,660,732 or $1.66% for the first six months of 1996 as compared to the same period in 1995. The change in net unrealized holding gains (losses) on available-for-sale securities since the beginning of the year is $869,758 due to a shift in market rates. In 1995 the bond market rebounded and the unrealized loss reflected in the equity section of the balance sheet improved some $1,236,000. Earnings to date have increased total equity to $33,050,767 as of June 30, 1996 as compared to $31,725,664 in 1995.

Twentieth Bancorp paid dividends of $.30 per share on 1,800,000 shares outstanding totaling $540,000 in June, 1996 and 1995, respectively. Shareholders equity increased $1,325,103 or 4.18%. The increase is due to strong undistributed earnings since June of 1995. While net unrealized losses on securities available for sale increased $470,908 from $13,882 to $484,790.

NET INTEREST INCOME AND INTEREST MARGIN

The most significant component of earnings is net interest income. This category of income is very sensitive to changes in the volume, and interest yield/rate of earning assets, and interest bearing liabilities. Net interest income on a federal tax-equivalent basis (FTE) decreased by $71,965 to $3,589,125 for the second quarter of 1996 as compared to $3,661,090 earned during the same period in 1995. The net interest margin for the second quarter was 4.89%, a reduction of 18 basis points from the margin recorded in the second quarter of 1995. The net interest margin for the six months ended was 4.90%, a reduction of 30 basis points from the margin recorded in the six months ended June 30, 1995. The reduction was due to changes in the composition and yield of balance sheet earning assets and interest bearing liabilities.
The net interest margin for year-end 1995 was 5.20%. Total earning assets yield decreased to 7.98% from 8.26% for the second quarter of 1996 over the comparable period for 1995.

The average total earning asset yield for the six months ended was 8.00% a reduction of 23 basis points from the yield recorded in the six months ended June 30, 1995. Total average loans decreased $13,920,510 or 6.99% when compared to 1995 second quarter average balances and $12,861,599 or 6.41% for the six months ended June 30, 1996 compared to June 30, 1995. Average installment loans decreased $6,190,210 or 8.01% for the six months ended June 30, 1996 from prior year totals.

Average total earning assets increased to a balance of $295,460,669 for the first six months of 1996 as compared to a balance of $287,847,308 for the same period in 1995. Total average earning assets for the three months ending June 30, 1996, increased to a balance of $295,385,705 compared to a balance of $289,828,691 for the same period in 1995. Average total interest bearing deposits for the six months ending June 30, 1996 increased to a balance of $235,041,818 as compared to $232,005,873 for the same period in 1995.
Average total interest bearing deposits for the second quarter increased to $234,639,350 as compared to $233,487,585 for the same period in 1995. Average time deposits for second quarter 1996 increased $10,412,214 to $115,588,242, a 9.90% increase over second quarter 1995 average balances. Average time deposits increased $17,444,725 for the six months ended June 30, 1996 to $114,954,691, a 17.89% increase over the same period in 1995. A new 9 month certificate was funded by customers transferring from savings accounts and attracting customers from outside institutions. Average savings deposits decreased $8,369,954 to $85,173,928, a 8.95% decrease over second quarter
1995 average balances. Average savings deposits decreased $12,759,927 for the six months ended June 30, 1996 to $86,266,500, a 12.89% decrease over the same period in 1995. Because the bond market has reversed from 1995, the unrealized loss reflected in the equity section of the balance sheet has decreased some $870,000 since the beginning of the year. Total average capital for the second quarter 1996 has increased $2,413,015 to $33,647,789, a 7.73% increase over the same period in 1995. Average total capital has increased $2,837,458 for the six months ended June 30, 1996 to $33,532,272, a 9.24% increase over the same period in 1995.

The yield on average loans decreased 23 basis points from the second quarter of 1995, to 9.01%. The yield on average loans for the six months ended
June 30, 1996 also decreased 6 basis points over the same period in 1995. Average yield on federal funds sold decreased 82 basis points from the second quarter 1996 over the same period in 1995, and 63 basis points for the six months ended June 30, 1996 over the same period in 1995.

                                TWENTIETH BANCORP, INC.
                          CONSOLIDATED AVERAGE BALANCE SHEET
                             AND INTEREST MARGIN ANALYSIS


                        Three Months Ended             Three Months Ended
                                 1996                           1995
                              Interest  Average              Interest  Average
                   Average    Income/   Yields/   Average    Income/   Yields/
                  Balances    Expense   Rates    Balances    Expense   Rates

ASSETS
Earning Assets:
Loans:
Commercial *    $ 71,222,085 $1,581,681  8.93% $ 75,502,345 $ 1,827,805  9.71%
Real Estate       43,833,235    923,723  8.48%   47,613,968   1,028,470  8.66%
Installment       70,291,022  1,645,595  9.42%   76,150,539   1,731,978  9.12%
                 -----------  ---------         -----------   ---------
Total Loans-net
of unearned (2)  185,346,342  4,150,999  9.01%  199,266,852   4,588,253  9.24%
                 -----------  ---------         -----------   ---------
Taxable           91,227,553  1,390,809  6.03%   74,942,921   1,096,408  5.87%
Tax Exempt  (1)    8,582,140    188,768  8.70%    3,514,522     105,781 12.07%
                 -----------  ---------         -----------   ---------
Total
 Securities (1)   99,809,693  1,579,577  6.26%   78,457,443   1,202,189  6.15%
                 -----------  ---------         -----------   ---------
Federal Funds
 Sold & Securities
 Purchased under
 Agreements to
 Resell           10,229,670    132,545  5.13%   12,104,396     179,474  5.95%
                 -----------  ---------         -----------  ----------
Total Earning
 Assets          295,385,705  5,863,121  7.98%  289,828,691   5,969,916  8.26%
                 -----------  ---------         -----------  ----------
Non-Earning
 Assets:
Cash and Due
 From Banks       11,148,269                     10,479,856
Premises &
 Equipment, net    6,972,187                      6,796,268
Other Assets       4,212,005                      4,495,284
Reserve for Loan
 Losses           (2,452,427)                    (2,021,813)
                  ----------                    -----------
Total Non-earning
 Assets           19,880,034                     19,749,595
                 -----------                    -----------
TOTAL ASSETS     315,265,739                    309,578,286
                 ===========                    ===========









                          Three Months Ended          Three Months Ended
                                 1996                         1995
                              Interest  Average              Interest  Average
                    Average   Income/   Yields/   Average    Income/   Yields/
                   Balances   Expense   Rates    Balances    Expense   Rates

LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest Bearing
 Liabilities:
 Savings
 Deposits         85,173,928    564,538  2.67%   93,543,882    674,276   2.89%
 Demand Deposits  33,877,180    189,369  2.25%   34,767,675    208,514   2.41%
 Time Deposits   115,588,242  1,480,878  5.15%  105,176,028  1,353,378   5.16%
                 -----------  ---------         -----------  ---------
 Total Savings
  and Time
  Deposits (2)   234,639,350  2,234,785         233,487,585  2,236,168
                 -----------                    -----------
 Purchased
 Funds (2)         3,337,033     37,323  4.50%    2,112,418     24,260   4.61%
 Long-Term
  debt (2)           125,398      1,888  6.06%      143,883      2,162   6.09%
 Other Int. Paid                     --                         46,236
                 -----------  ---------         -----------  ---------
Total Interest
 Bearing
 Liabilities     238,101,781  2,273,996  3.84%  235,743,886  2,308,826   3.93%

 Non-Interest
 Bearing
 Liabilities:
 Demand Deposits  41,064,828                     40,460,478
 Accrued
 Expenses
 & Other           2,451,341                      2,139,148
                 -----------                    -----------
Total
 Liabilities     281,617,950                    278,343,512
                 -----------                    -----------
 Capital          33,647,789                     31,234,774
TOTAL
 LIABILITIES
 & CAPITAL       315,265,739                    309,578,286
                 ===========                    ===========

NET INTEREST
 INCOME/MARGIN   295,385,705  3,589,125  4.89%  289,828,691    3,661,090 5.07%
                 ===========  =========  ====   ===========    ========= ====

<F1>
(1) Nonaccrual loans are included in average balances.
(2) Computed on a Fully Tax-Equivalent Basis Assuming a Tax Rate of 34%.


                                         Six Months Ended
                           June 30, 1996                 June 30, 1995
                               Interest  Average             Interest  Average
                    Average    Income/   Yields/   Average   Income/   Yields/
                   Balances    Expense   Rates    Balances   Expense   Rates

ASSETS
Earning Assets:
Loans:
Commercial   (1) $ 72,217,496 $3,254,989  9.06% $ 75,801,001 $3,616,553  9.62%
Real Estate        44,456,433  1,894,483  8.57%   47,544,317  1,994,205  8.46%
Installment        71,045,332  3,301,023  9.34%   77,235,542  3,446,633  9.00%
                   ----------  ---------          ----------  ---------
Total Loans-net
 of unearned (2)  187,719,261  8,450,495  9.05%  200,580,860  9,057,391  9.11%
                  -----------  ---------         -----------  ---------
Taxable            89,183,331  2,681,791  6.05%   76,034,134  2,245,728  5.96%
Tax Exempt   (1)    7,560,275    339,053  9.02%    3,727,065    225,442 12.20%
                  -----------  ---------          ----------  ---------
Total
 Securities  (2)   96,743,606  3,020,844  6.25%   79,761,199  2,471,170  6.25%
                  -----------  ---------         -----------  ---------
Fed Funds Sold
and Securities
Purchased under
Agreements to
Resell             10,997,802    289,478  5.29%    7,505,249    220,364  5.92%
                  ----------- ----------         ----------- ----------
 Total Earning
 Assets           295,460,669 11,760,817  8.00%  287,847,308 11,748,925  8.23%
                  ----------- ----------         ----------- ----------
Non-Earning
 Assets:
Cash and Due
From Banks         11,190,091                     10,352,510
Premises &
 Equipment, net     7,010,666                      6,817,851
Other Assets        3,911,222                      4,599,940
Reserve for Loan
 Losses            (2,275,267)                    (1,969,874)
                  -----------                     ----------
Total Non-earning
 Assets            19,836,712                     19,800,427
                  -----------                    -----------
TOTAL ASSETS      315,297,381                    307,647,735
                  ===========                    ===========














                                          Six Months Ended
                            June 30, 1996                June 30, 1995
                                Interest  Average            Interest  Average
                      Average   Income/   Yields/  Average   Income/   Yields/
                     Balances   Expense   Rates   Balances   Expense   Rates

LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest Bearing
 Liabilities:
 Savings Deposits 86,266,500  1,149,264  2.68%    99,026,427  1,426,935  2.91%
  Demand Deposits 33,820,627    382,701  2.28%    35,469,480    420,215  2.39%
  Time Deposits  114,954,691  2,949,295  5.16%    97,509,966  2,350,746  4.86%
                 -----------  ---------          -----------  ---------
 Total Savings
 and Time
 Deposits (2)    235,041,818  4,481,260          232,005,873  4,197,896

 Purchased
  Funds  (2)       3,498,049     78,480  4.51%     2,953,450     76,572  5.23%
  Long Term
   Debt  (2)         127,123      3,822  6.05%       145,403      4,372  6.06%
  Other Int. Paid                                                46,236
                  ----------  ---------          -----------  ---------
Total Interest
 Bearing *       238,666,990  4,563,562  3.85%   235,104,726  4,325,076  3.71%
                 -----------  ---------          -----------  ---------
Non-Interest
 Bearing
Liabilities
 & Capital:
Demand Deposits   40,631,307                      39,935,831
Accrued expenses
 & Other           2,466,812                       1,912,364
                 -----------                     -----------
Total
Liabilities      281,765,109                     276 952,921
  Capital         33,532,272                      30,694,814
                 -----------                     -----------
TOTAL
 LIABILITIES
 & CAPITAL       315,297,381                     307,647,735
                 ===========                     ===========
Net Interest
 Income/Margin   295,460,669   7,197,255 4.90%   287,847,307  7,423,849  5.20%
                 ===========   =========         ===========  =========

<F1>
1 Computed on a Fully Tax-equivalent Basis Assuming a Tax Rate of 34%. 2 Indicates earning asset or interest-bearing liability.
3 Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

                         COMPARATIVE OPERATING DATA
                      (Fully Taxable Equivalent Basis)
               For Three Months Ended June 30, 1996 and 1995
                                1996         1995      Change        %
Interest Income             $5,863,121   $5,969,916   $(106,795   ( 1.79)%
Interest Expense             2,273,996    2,308,826    ( 34,830)  ( 1.51)
                             ---------    ---------     -------
  Net Interest Income        3,589,125    3,661,090    ( 71,965)  ( 1.97)
Provision for Loan Losses      471,203      198,188     273,015   137.76
                             ---------    ---------     -------
 Net Interest Income After
  Provision for Loan Losses  3,117,922    3,462,902    (344,980)  ( 9.96)
Other Income                   352,158      382,019    ( 29,861)  ( 7.82)
Other Expenses               2,602,353    2,442,528     159,825     6.54
                             ---------    ---------     -------
Income Before Income Tax       867,727    1,402,393    (534,666)  (38.13)
                             ---------    ---------     -------
Income Taxes:
  Current and Deferred Taxes   328,206      540,502    (212,296)  (39.28)
  Tax Equivalent Adjustment     66,738       44,354      22,384    50.47
                             ---------    ---------     -------
Net Income                   $ 472,783    $ 817,537   $(344,754)  (42.17)
                             =========    =========    ========
Per Share Net Income               .26          .46      ( 0.20)  (43.48)
                                  ====         ====        ====

                      For Six Months Ended June 30, 1996 and 1995

                              1996         1995        Change        %
Interest Income           $11,760,817   $11,748,925  $   11,892      .10 %
Interest Expense            4,563,562     4,325,076     238,486     5.51
                           ----------    ----------   ---------
 Net Interest Income        7,197,255     7,423,849    (226,594)  ( 3.05)
Provision for Loan Losses     852,344       488,191     364,153    74.59
                           ----------    ----------   ---------
 Net Interest Income After
 Provision for Loan Losses  6,344,911     6,935,658    (590,747)  ( 8.52)
Other Income                  832,550       821,086      11,464     1.40
Other Expenses              5,124,674     4,771,438     353,236     7.40
                            ---------     ---------   ---------
 Income Before Income Tax   2,052,787     2,985,306    (932,519)  (31.24)
Income Taxes:
 Current & Deferred Taxes     745,974     1,172,533    (426,559)  (36.38)
 Tax Equivalent Adjustment    122,104        92,637      29,467    31.81
                            ---------     ---------   ---------
Net Income                 $1,184,709    $1,720,136   $(535,427)  (31.13)
                           ==========    ==========   =========
PER SHARE
  Net Income                      .66           .96        (.30)  (31.25)
                                  ===           ===         ===

RISK EXPOSURES AND CREDIT QUALITY

Twentieth Bancorp provides for credit losses through the provision for loan losses. The allowance and provision for loan losses is based on management's evaluation of the loan portfolio. The provision for loan losses was $852,344 for the six months ended June 30, 1996, up from the $488,191 reported in 1995. The increase is due to additional exposure on commercial borrowers identified during the first quarter of 1996. For the same period of 1995 the increase to allowance was $175,000.

The allowance for loan losses was $2,525,000 at June 30, 1996, compared to $2,000,000 at June 30, 1996. Expressed as a percentage of total loans, net of unearned income, the allowance for loan losses was 1.36% at June 30, 1996, and 1.01% at June 30, 1995. The reason for this increase was to more accurately reflect peer as a percentage of total loans outstanding.

Net charge-offs totaled $327 thousand in the first six months of 1996, compared to $313 thousand in the comparable period in 1995. Charge-offs in commercial loans for the first six months increased $161 thousand while recoveries on commercial loans increased $233 thousand leaving net charge-offs in commercial loans at $94 thousand as compared to $166 thousand a year earlier. Single payment installment loan charge-offs increased in the first six months of 1996 $99 thousand to $345 thousand from $246 thousand while recoveries were $12 thousand leaving a net increase in charge-offs of installment loans at $87,000. There were no charge-offs or recoveries in mortgage loans in 1996 or 1995. Credit cards remained the same in 1996 and 1995.


                         ALLOWANCE FOR LOAN LOSSES
                              (in thousands)

Transactions in the consolidated allowance for loan losses for the six months ended June 30 were:

                                           1996             1995
                                           ----             ----
Balance at Beginning of Period         $  2,000         $  1,825

Amounts charged off                        (710)            (447)
Recoveries on amounts charged off           383              134
                                          -----            -----
  Net charge-offs                          (327)            (313)

Provision for Loan and
 Lease Losses                               852              488
                                          -----            -----
Balance at End of Period                $ 2,525          $ 2,000
                                        =======          =======

Allowance for loan losses as
 a percent of total loans                 1.36%            1.01%
Earnings coverage of
 net charge-offs                          3.62x            5.50x


At June 30, 1996 the recorded investment in loans that are considered to be impaired under statement 114 was not material.

NON-PERFORMING ASSETS

Total non-performing assets on June 30, 1996 were $3.965 million compared to $2.898 million on June 30, 1995. Total non-performing loans were $3.795 million on June 30, 1996 compared to $2.674 million on June 30, 1995. The increase is primarily from five commercial credits totaling $1.545 million all of which are in various stages of collection. Total non-performing assets as a percent of total loans was 2.14% compared to 1.46% for the six months ended June 1996 and 1995, respectively. Other real estate owned decreased to $170 thousand as of June 30, 1996 from $224 thousand on June 30, 1995. The Alum Creek property was sold in July, 1995 for $175,000, resulting in a $25,000 loss to other operating expenses. In July, 1996 other real estate owned was reduced by $127,000.

Non-Performing Assets
 (in thousands)                          1996             1995
                                         ----             ----

Non-accrual Loans                      $ 2,743          $   759
Loans 90 Days Past Due
  and Still Accruing                     1,052            1,915
                                         -----            -----
Total Non-Performing Loans               3,795            2,674
Other Real Estate Owned                    170              224
                                         -----             ----
Total Non-Performing Assets            $ 3,965          $ 2,898
                                       =======          =======
Non-Performing Loans % Total Loans       2.05%            1.35%
Non-Performing Assets % Total
 Loans and Other Real Estate Owned       2.14%            1.46%

NONINTEREST INCOME

Excluding securities gains and losses (net of tax benefit), noninterest income totaled $405,695 in the second quarter of 1996, a $23,637 or 6.19% increase over the second quarter of 1995. Noninterest income consists of service charges on deposit accounts, trust department income and other fee income accounts. Trust department income decreased $5,574 or 5.42% over the second quarter of 1995. For the six months ended June 30, 1996 trust department income decreased $26,924 or 11.61% over the same period in 1995. Larger than usual number of accounts have terminated not yet offset by new business. Therefore, not as much fee income was recorded. Service charges increased $21,259 or 9.56% for the second quarter of 1996, and for the six months ended June 30, 1996 increased $55,443 or 13.41% over the comparable period in 1995. The security losses in June, 1996 were due to management selling three structured notes of its bond portfolio available-for-sale to improve the quality of the Bancorp's investment portfolio. There were no sales of investments held for sale in 1995.

NONINTEREST EXPENSES

Noninterest expense increased $159,826 or 6.54% for the second quarter 1996 over 1995. The six months ended June 30, 1996 increase was $353,236 or 7.40%. The increase was primarily due to $514,140 in fees expensed in the first half of 1996 for our financial advisor, Baxter Fentriss and Company in connection with our pending merger with Horizon Bancorp. Insurance and bonds includes $168 thousand of FDIC Insurance premiums which were included in 1995 operations, however, this amount was refunded in the third quarter of 1995. Control of other expense accounts on the subsidiary level has contributed to the narrowing of this loss.

APPLICABLE INCOME TAXES

The applicable income tax for six months ended June 30, 1996 represents $892,074 in current and ($146,100) in deferred taxes as compared to $1,170,283 in current and $2,250 in deferred for the same period in 1995. The effective tax rate on income before taxes decreased 1.89% to 38.64% in 1996 from 40.53% in 1995.

LIQUIDITY

As of June 30, 1996, the Bancorp's cash and cash equivalents totaled $16,907,811 compared to $17,728,327 on December 31, 1995.

SHAREHOLDERS' EQUITY

On June 30, 1996, total shareholders' equity was $33,050,767 compared to $31,725,664 on June 30, 1995. This increase of $1,325,103 or 4.18% was primarily due to an increase in profits retained. Net Unrealized Losses on Investment Securities of $484,790 and $13,882, respectively, represent the net unrealized losses (after tax effect) of the available for sale securities for the quarters ended June 30, 1996 and 1995. On June 30, 1996 and 1995 there were no shares being held in treasury.



                       FINANCIAL RATIOS AND ANALYSIS
                    FOR SIX MONTHS ENDED JUNE 30, 1996

                                      1996             1995
(In thousands)
FINANCIAL RATIOS
Net Income                          $1,185           $1,720
Return on Average Assets               .76%            1.13%
Return on Average Equity              7.10%           11.30%

Dividend Payout Ratio                 0.46 :1          0.31  :1
Equity to Assets                     10.52%           10.04%

Capital Adequacy Ratio               10.99%           10.33%
Primary Capital Ratio                11.24%           10.61%

Total Risk Based Capital Ratio       17.48%           16.38%
Tier I Risk Based Capital Ratio      16.23%           15.38%
Leverage Ratio                        9.82%            9.97%


PART II     OTHER INFORMATION

Item 1.  Legal Proceedings - not applicable

Item 2.  Changes in Securities - not applicable

Item 3.  Defaults upon Senior Securities - not applicable

Item 4.  Submission of matters to a vote of Security Holders -

         KNOW ALL PERSONS BY THESE PRESENTS, that I (we) the undersigned shareholder(s) of TWENTIETH BANCORP, INC., ("Twentieth"), Huntington, West Virginia, does (do) hereby nominate, constitute, and appoint Robert M. Levy, William K. Ward and Thomas L. McGinnis, or any one of them, as my (our) true and lawful Attorney(s) with full power of substitution, for me (us) and in my
(our) name, place, and stead to vote all the capital stock of said corporation standing in my (our) name on its books at the close of business on June 29, 1996, at the Special Meeting of Shareholders to be held August 13, 1996, at 2:00 p.m., Local Time, in the Third Floor Auditorium of The Twentieth Street Bank, 1900 Third Avenue, Huntington, West Virginia, or at any adjournment or adjournments of said meeting, with all the powers the undersigned would possess if personally present, as follows:

       (1) A proposal to approve and ratify the proposed merger of Twentieth Bancorp, Inc. with and into Horizon Bancorp, Inc. ("Horizon") in accordance with the terms and conditions of the Plan of Merger and Reorganization by and between Twentieth and Horizon dated February 6, 1996.

       (2) Any other business which may properly be brought before the meeting or any adjournment thereof.

       THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED IN THE MANNER DIRECTED BY THE UNDERSIGNED. IF NO SPECIFICATION IS MADE SHARES REPRESENTED BY THIS PROXY WILL BE VOTED "FOR" THE MERGER OF TWENTIETH BANCORP, INC. WITH AND INTO HORIZON BANCORP, INC..

       THIS BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" PROPOSAL 1.

       THIS PROXY IS SOLICITED BY MANAGEMENT AT THE DIRECTION OF THE BOARD OF DIRECTORS OF TWENTIETH BANCORP, INC., AND MAY BE REVOKED PRIOR TO ITS EXERCISE.


Item 5.  Other Information - not applicable

Item 6.  Exhibits and reports for 8-K - not applicable

                          TWENTIETH BANCORP, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TWENTIETH BANCORP, INC.

Date:  August 12, 1996                      B. C. McGINNIS, III
                                            B. C. McGINNIS, III
                                            PRESIDENT

Date:  August 12, 1996                      THOMAS L. McGINNIS
                                            THOMAS L. McGINNIS
                                            VICE PRESIDENT